Form 10QSB
period 1996-03-30
FIRST FINANCIAL BANCORP INC
filed 1996-05-14
CIK 908489

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-QSB
(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from              to
                                    ------------    ----------
     For the quarter ended
                          ------------------------------------

               Commission File Number:  0-22394

                 FIRST FINANCIAL BANCORP, INC.
                 -----------------------------
    (exact name of Registrant as specified in its charter)

                           DELAWARE
                           --------
(State or other jurisdiction of Incorporation or Organization)

                           36-3899034
                           ----------
             (I.R.S. Employer Identification Number)

121 East Locust Street, Belvidere, Illinois         61008
- - -------------------------------------------       ---------
  (Address of Principal Executive Offices)        (Zip Code)

                (815) 544-3167 or (800) 544-3093
                --------------------------------
      (Registrant's Telephone Number including area code)

     Indicate by check mark whether the Registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    (1)  YES    X     NO
                              -----      -----
                    (2)  YES    X     NO
                              -----      -----

     Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

     As of April 30, 1996 the Registrant had 485,974 shares issued and outstanding.

                              INDEX

                                                  Page
PART I - FINANCIAL INFORMATION                    Number
                                                  ------
Item 1.   Financial Statements - Unaudited
          --------------------------------

          Consolidated Statement of Financial
          Condition as of March 31, 1996             3

          Consolidated Statements of Income
          for the Three Months Ended March 31,
          1996 and 1995                              4

          Consolidated Statement of Stock-
          holders' Equity for the Three Months
          Ended March 31, 1996                       5

          Consolidated Statements of Cash Flows
          for the Three Months Ended March 31,
          1996 and 1995                              6

          Notes to Unaudited Consolidated Financial
          Statements                                 8

Item 2.   Management's Discussion and Analysis of
          ---------------------------------------
          Financial Condition and Results of
          ----------------------------------
          Operations                                10
          ----------

Part II.  Other Information                         16
          -----------------

                 FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENT OF
                              FINANCIAL CONDITION
 -----------------------------------------------------------------------------
                                  (Unaudited)
                                                                                 March 31,
                                                                                   1996
                                                                              ---------------
                                    ASSETS                                    (In Thousands)
 Cash on hand and non-interest-earning deposits                                         $392
 Interest-earning deposits                                                             2,786
                                                                              ---------------

            Total cash and cash equivalents                                            3,178

 Investment securities available for sale, at market value                             8,068
 Mortgage-backed securities available for sale, at market value                        9,413
 Investment securities held to maturity                                                  280
 Mortgage-backed securities held to maturity                                           1,305
 First mortgage loans held for sale                                                      798
 Loans receivable, net                                                                63,003
 Accrued interest receivable                                                             492
 Premises and equipment                                                                  790
 Investment in stock of Federal Home Loan Bank of
   Chicago, at cost                                                                      501
 Other assets                                                                            787
                                                                              ---------------

            Total assets                                                             $88,615
                                                                              ---------------


                     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposit accounts                                                                  $69,764
   Borrowing from FHLB                                                                10,000
   Advance payments by borrowers for taxes and
     insurance                                                                           434
   Other liabilities                                                                     552
                                                                              ---------------

            Total liabilities                                                         80,750
                                                                              ---------------

COMMITMENTS AND CONTINGENCIES (See Notes)

STOCKHOLDERS' EQUITY
 Common Stock -  $0.10 par value, 1,500,000 shares authorized,
   501,086 shares issued and 471,896 shares outstanding                                   50
 Additional paid-in capital                                                            3,686
 Retained earnings, substantially restricted                                           5,245
 Treasury stock, at cost, 29,190 shares                                                 (460)
 Common stock purchased by:
      Employee stock ownership plan                                                     (136)
      Management recognition and retention plans                                         (23)
 Net unrealized loss on investment securities available for sale                        (497)
                                                                              ---------------

            Total stockholders' equity                                                 7,865
                                                                              ---------------

            Total liabilities & stockholders' equity                                 $88,615
                                                                              ---------------

See Accompanying Notes to Unaudited Consolidated Financial Statements



      FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF INCOME
- - ----------------------------------------------------------
                       (Unaudited)
                                                            Three Months Ended March 31,
                                                            ------------------------------
                                                                1996             1995
                                                            -------------    -------------
                                                                    (In Thousands)
Interest Income:
    First mortgage loans                                            $921             $828
    Other loans                                                      150              135
    Mortgage-backed securities                                       161              153
    Investment securities                                            122              152
    Interest-earning deposits                                         23               10
                                                            -------------    -------------

               Total interest income                               1,377            1,278
                                                            -------------    -------------

Interest expense:
    Deposit accounts                                                 749              602
    FHLB advances                                                     25               26
                                                            -------------    -------------

               Total interest expense                                774              628
                                                            -------------    -------------

               Net interest income                                   603              650

Provision for loss on loans                                           31                2
                                                            -------------    -------------

               Net interest income after provision for loss          572              648
                                                            -------------    -------------


Non-interest income:
    Loan servicing fees and charges                                   28               38
    Service charges on deposit accounts                               38               34
    Gain on sales of loans                                            23               32
    Gain(loss) on sales of investments and mortgage-backed s         (14)               0
    Other                                                             13               34
                                                            -------------    -------------

               Total non-interest income                              88              138
                                                            -------------    -------------

Non-interest expense:
    Compensation and benefits                                        325              340
    Occupancy and equipment                                           59               45
    Data processing                                                   43               37
    Federal deposit insurance premiums                                38               34
    Loan origination and servicing                                    34               16
    Other                                                            148              114
                                                            -------------    -------------

               Total non-interest expense                            647              586
                                                            -------------    -------------

               Income before income taxes                             13              200

Income taxes                                                           1               67
                                                            -------------    -------------

               Net income                                            $12             $133
                                                            -------------    -------------

Primary earnings per share                                         $0.03            $0.28

See Accompanying Notes to Unaudited Consolidated Financial Statements

                                  FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                        Three Months Ended March 31, 1996
                                                  (Unaudited)

                                                                                                    Unrealized
                                                                                                     Loss on
                                                                              Common      Common    Investment
                                        Additional                            Stock       Stock     Securities
                              Common     Paid-in     Retained    Treasury   Purchased   Purchased   Available for
                              Stock      Capital     Earnings     Stock      by ESOP     by RRPs       Sale       Total
                            ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                                        (In Thousands)
 Balance, December 31, 1995       $50      $3,677      $5,233       ($460)      ($149)       ($31)      ($448)     $7,872

 Net income                       --          --           12         --          --          --          --           12

 Amortization of RRP's            --          --          --          --          --            8         --            8

 Release of earned ESOP
 shares, 1695 shares              --            9         --          --           13         --          --           22

 Net change in unrealized loss
    on investment securities
    available for sale, net of
    deferred income taxes of      --          --          --          --          --          --          (49)        (49)
                            ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

 Balance, March 31, 1996          $50      $3,686      $5,245       ($460)      ($136)       ($23)      ($497)     $7,865
                            =========  ==========  ==========  ===========  ==========  ==========  ==========  ==========



           FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS
- - -------------------------------------------------------------------
                                                                                                     Three Months End
                                                                                                          March 31,
                                                                                                  ----------------------
                                                                                                    1996          1995
                                                                                                  ----------------------
                                                                                                         (In Thousand)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                         $12          $133
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
     Amortization of:
        Premiums, discounts and deferred fees on loans, mortgage-backed
           and investment securities                                                                 (10)            6
        Net excess servicing fees and originated mortgage servicing rights                            22             6
        Management recognition and retention plans                                                     8            11
        Employee stock ownership plan                                                                 22            30
     Provision for losses on loans and foreclosed real estate                                         31             2
     FHLB stock dividends                                                                              0            (7)
     (Gain) loss on sale of:
        Loans                                                                                        (23)          (32)
        Investment and mortgage-backed securities                                                     14             0
     Depreciation of premises and equipment                                                           24            17
     Originations of loans held for sale,  net of origination fees and principal collected        (1,928)       (1,004)
     Proceeds from sales of loans held for sale                                                    1,532           938
     Increase (decrease) in cash flows due to other changes in:
        Accrued interest receivable                                                                  (31)           33
        Other assets                                                                                 (55)          (33)
        Other liabilities                                                                             39           124
                                                                                                 --------     ---------

        Net cash (used in) provided by operating activities                                         (343)          224

                                                                                                 --------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Loan originations and principal collected on loans                                              (5,424)         (726)
  Purchases of:
     Whole loan participations                                                                    (7,763)            0
     Mortgage-backed securities available for sale                                                (1,250)            0
     Investment securities available for sale                                                     (1,094)           (2)
     Stock of the FHLB of Chicago                                                                    (20)            0
  Proceeds from:
     Sales of investment securities available for sale                                               736             0
     Maturities and calls of investment securities available for sale                              1,800             0
  Principal collected on mortgage-backed securities                                                  283           136
  Purchase of premises and equipment                                                                 (13)          (17)
                                                                                                 --------     ---------

        Net cash used in investing activities                                                    (12,745)         (609)
                                                                                                 --------     ---------

See Accompanying Notes to Unaudited Consolidated Financial Statements

           FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS
- - -------------------------------------------------------------------
                                                                                                     Three Months End
                                                                                                          March 31,
                                                                                                  ----------------------
                                                                                                    1996          1995
                                                                                                  ----------------------
                                                                                                         (In Thousand)
CASH FLOWS FROM FINANCING ACTIVITES
  Net increase in deposit accounts                                                                 3,534         3,163
  Borrowings on advances from the FHLB of Chicago                                                 11,500         1,250
  Principal payments on advances from the FHLB of Chicago                                         (1,500)       (4,250)
  Net increase in advance payments by borrowers for taxes and insurance                              174           125
                                                                                                 --------     ---------

        Net cash provided by financing activities                                                  13,708           288
                                                                                                 --------     ---------

  Net increase (decrease) in cash and cash equivalents                                                620           (97)

  Cash and cash equivalents at beginning of period                                                  2,558         1,899
                                                                                                 --------     ---------

  Cash and equivalents at end of period                                                            $3,178        $1,802
                                                                                                 ========     =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for:
     Interest                                                                                        $772          $540

  Noncash Items
  Transfer of held for sale loans to portfolio, at market                                               0           391

See Accompanying Notes to Unaudited Consolidated Financial Statements

          FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 1996 and 1995


(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair comparison have been included.

The results of operations and other data for the interim periods are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 1996.

The unaudited consolidated financial statements consist of the statement of financial condition as of March 31, 1996, the statements of income for the three months ended March 31, 1996 and 1995, the statement of stockholders' equity for the three months ended March 31, 1996, and the statements of cash flows for the three months ended March 31, 1996 and 1995, which include the accounts of First Financial Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Federal Savings Bank (the "Bank") and the Bank's wholly-owned subsidiary, First Financial Services of Belvidere Illinois, Inc., for the three months ended March 31, 1996 and 1995. All material intercompany accounts and transactions have been eliminated in consolidation.

(2) CONVERSION TO STOCK OWNERSHIP

On June 10, 1993, the Board of Directors of the Bank adopted a plan of conversion pursuant to which the Bank converted from a federally chartered mutual savings and loan association to a federally chartered stock savings bank with the concurrent formation of the Company. On October 1, 1993, pursuant to the plan of conversion, the Company issued 484,338 shares of common stock at $8.00 per share to depositors and borrowers of the Bank and to community members during the subscription offering. Total net proceeds were $3,473,471 and are reflected as common stock and additional paid in capital in the accompanying consolidated statement of financial condition. The Company utilized $2,200,000 of the net proceeds to acquire all of the issued and outstanding capital stock of the Bank.

As a part of the conversion to stock form, the Bank formed an Employee Stock Ownership Plan ("ESOP") for eligible employees. The ESOP purchased 33,903 shares of the Company's stock at $8.00 per share. The ESOP borrowed $271,224 from the Company to purchase the shares. The Bank will make scheduled contributions for 5 years to the ESOP sufficient to service the amount borrowed. Additionally, the Bank established Recognition and Retention Plans, which purchased in the aggregate 19,374 shares of the Company's stock in the conversion at $8.00 per share. The funds used to acquire the Recognition and Retention Plans' shares were contributed by the Bank. The total shares authorized were awarded to officers, outside directors and certain key employees in order to provide them with a proprietary interest in the Company in a manner designed to encourage such personnel to remain with the Bank. The cost will be amortized to compensation expense over three years as the individuals become vested in their stock awards.

(3) EARNINGS PER SHARE

Primary earnings per share information for the three months ended March 31, 1996 and 1995 is based on the weighted average number of common shares outstanding during the respective periods of 464,149 and 474,693. The Bank's ESOP held 18,648 unallocated shares as of March 31, 1996, and the Recognition and Retention Plans held 903 unallocated shares. Fully diluted earnings per share is not separately disclosed since the effect of dilution is immaterial.

(4) COMMITMENTS AND CONTINGENCIES

Commitments to originate mortgage loans at March 31, 1996 were $5.5 million, all of which were fixed rate loans with rates ranging from 6.375% to 9.500% with a weighted average rate of 7.546%. Commitments to sell mortgage loans totaled $736,756 at March 31, 1996. As of March 31, 1996 remaining balances in loans sold under recourse agreements totaled $1.9 million and unused adjustable rate lines of credit totaled $3.1 million.

The Bank has pledged certain mortgage-backed securities and U.S.
agency securities worth $5.8 million at March 31, 1996 as collateral for deposits in excess of federal deposit insurance limitations.

The Bank's deposit liabilities are insured by the Savings Association Insurance Fund ("SAIF") fund of the FDIC. A number of proposals to more adequately fund SAIF are being discussed in the Congress. Among the proposals is a one-time assessment on thrift deposits of 80 to 85 basis points, based on deposits as of a predetermined assessment date. This amount would be reflected by a charge against income in the period or periods in which the liability is insured. Management is unable to predict whether the assessment rate will remain as stated or when this proposal will be enacted by law. If enacted, the assessment could result in a charge to non-interest expense of $335,000 to $356,000, net of taxes.

(5) MORTGAGE SERVICING
In May of 1995, the Financial Accounting Standards Board released SFAS 122, Accounting for Mortgage Servicing Rights, an amendment to FASB Statement No. 65. SFAS 122 eliminates the accounting distinction between rights to service mortgage loans for others that are acquired through loan originations and those acquired through purchase transactions. Under SFAS 122 a banking enterprise allocates the total cost of originating a mortgage loan between the loan without the servicing rights and the rights to service that loan based on their relative fair market values, if it is practicable for the loan. These assets are amortized in proportion to and over the period of estimated net servicing income, and are periodically evaluated on a disaggregated basis for impairment based on fair values.

The Company elected to implement the standard as of January 1, 1995. During the three months ended March 31, 1996, the Company capitalized $11,000 of originated mortgage servicing rights and gains on sales of loans were increased by that amount. During the three months ended March 31, 1996, the Company recognized an impairment of $16,000 on originated mortgage servicing rights with a book value of $78,000. This impairment was the result of increased prepayments due to higher levels of refinancing activity during the quarter for long term fixed rate loans similar to those which the Company services.

ITEM 2

          FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS



GENERAL

First Financial Bancorp, Inc. (the "Company") is the holding company for First Federal Savings Bank (the "Bank"), a federally chartered stock savings bank. On October 1, 1993, the Bank completed its conversion from a mutual savings and loan association to a stock savings bank, and in connection therewith, the Company issued and sold to the public 484,338 shares of its common stock at $8.00 per share. The Company utilized approximately 63% of the net proceeds to acquire all of the issued and outstanding stock of the Bank (100 shares). As a result of the conversion, the Bank's capital was increased by approximately $2.2 million.

First Financial Bancorp, Inc. is headquartered in Belvidere,
Illinois and its principal business currently consists of acting as the holding company of its wholly-owned subsidiary, First
Federal Savings Bank.

REGULATORY CAPITAL REQUIREMENTS

Current federal regulations, as mandated by the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), require institutions to have a minimum regulatory tangible capital equal to 1.5% of total assets, a minimum 3% core capital ratio, and a minimum 8% risk-based capital ratio. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain purchased mortgage servicing rights ("PMSRs").

The risk-based capital standard for savings institutions requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk weight of 0% to 100%, as assigned by the OTS capital regulation, based on the risks OTS believes are inherent in the type of asset. The components of core capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, and allowance for loans and lease losses.

Allowance for loan and leases losses includable in supplementary capital is limited to a maximum of 1.25% of risk-adjusted assets.
Overall, the amount of supplementary capital included in total capital cannot exceed 100% of core capital.

FDICIA (Federal Deposit Insurance Corporation Improvement Act of
1991) required that the OTS (and other federal banking agencies) revise, in 1993, risk-based capital standards, with appropriate transition rules, to ensure that they take into account interest rate risk, concentration of credit risk and the risks of nontraditional activities. On August 31, 1993, the OTS issued a final rule which sets forth the methodology for calculating an interest rate risk component that was incorporated into the OTS regulatory capital rule effective January 1, 1994. Savings institutions with assets less than $300 million and risk-based capital ratios in excess of 12% are not subject to the interest rate risk component. The rule also provides that the Director of the OTS may waive or defer an institution's interest rate risk component on a case-by-case basis. The Bank has been notified that it is currently exempt from the interest rate risk component.

At March 31, 1996, the Bank was in compliance with the capital requirements, summarized as follows:

               Regulatory
               Capital        Actual         Excess
               Requirement    Capital        Capital
               ------------   ------------   ------------
                 %    Amount    %    Amount    %    Amount
               -----  ------  -----  ------  -----  ------
                         (Dollars in Thousands)
Tangible (1)   1.50%  $1,335  7.87%  $7,000  6.37%  $5,665

Core (1)       3.00    2,669  7.87    7,000  4.87    4,331

Risk-Based (2)
     Current   8.00    3,702 15.81    7,317  7.81    3,615

Total assets for regulatory purposes               $88,972
Total risk-weighted assets                          46,274

- - ---------------------------------------------------------------
<F1>
(1)Percentages represent percent of total assets for regulatory purposes.
<F2>
(2)Percentages represent percent of total risk weighted assets.

At March 31 , 1996, the difference between stockholder's equity in accordance with generally accepted accounting principles
(GAAP) and regulatory capital are summarized as follows:

                    (In Thousands)
 GAAP capital                                          $6,481
  Net unrealized loss on securities available for sale    519
                                                        -----
  Capital for regulatory purposes                       7,000
  Originated mortgage servicing rights fair value          (6)
  General loan loss allowances                            323
                                                        -----
  Risk-based capital                                   $7,317
                                                        =====

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, custodial account balances held for borrowers of serviced loans and advances from the Federal Home Loan Bank of Chicago ("FHLB-Chicago"). While maturities and scheduled amortization of loans and mortgage-backed securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of the average daily balance of net deposits and short term borrowings. The required ratio is currently 5.0%. The Bank's liquidity ratio was 14.11% at March 31, 1996. The Bank's relatively high liquidity ratio as of March 31, 1996 reflects mangement's decision to maintain a relatively liquid position in the current interest rate environment.

The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending, and investing activities during any given period. At March 31, 1996, cash and cash equivalents totaled $3.2 million as compared to $2.6 million at December 31, 1995.

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows used in operating activities for the three months ended March 31, 1996, consisted primarily of originations of mortgage loans held for sale of $1.9 million offset by $1.5 million in sales of such loans. Cash flows provided by operating activities for the three months ended March 31, 1995 consisted primarily of originations of mortgage loans held for sale of $1.0 million offset by $0.9 million in sales of such loans.

Cash flows used in investing activities for the three months ended March 31, 1996 consisted primarily of $7.8 million in loan participations purchased, $5.4 million in portfolio loan originations, net of principal collected, and the purchase of $2.3 million of investment and mortgage-backed securities available for sale offset by sales and maturities of investment securities available for sale of $2.5 million and principal collected on mortgage-backed securities of $0.3 million. The emphasis on loans was a result of management's efforts to increase interest-earning assets and to leverage the Company's capital. Cash flows used in investing activities for the three months ended March 31, 1995 consisted primarily of originations of portfolio loans of $0.7 million, net of principal collected offset by principal collected on mortgage-backed securities of $0.1 million.

Cash flows provided by financing activities for the three months ended March 31, 1996 consisted of borrowings from the FHLB Chicago of $11.5 million, offset by $1.5 million in principal repayments on such borrowings as well as inflows to deposit accounts of $3.5 million and a net increase of $0.2 million in advanced payments for taxes and insurance. The net increase in FHLB advances allowed for the growth in the loan portfolio. FHLB advances were emphasized over deposits in light of the premiums assessed on deposits by the Savings Association Insurance Fund, which are in excess of premiums paid by many of the Company's local competitors who are able to offer premium rates as a result of the negligible insurance premiums currently assessed by the Bank Insurance Fund. To date, however, the Company has been able to attract certain time deposits in its local market. Cash provided by financing activities for the three months ended March 31, 1995 consisted of a net increase in deposit accounts of $3.2 million and a net increase in advance payments for taxes and insurance of $0.1 million as well as borrowings from the FHLB Chicago of $1.25 million, offset by $4.25 million in principal repayments on such borrowings.

At March 31, 1996, the Bank had outstanding loan commitments of $5.5 million. The Bank anticipates that it will have the resources available to meet its current loan origination and purchase commitments. Certificates of deposit which are scheduled to mature in less than one year from March 31, 1996 totaled $31.7 million. Management believes that a significant portion of such deposits will remain with the Company, however, it cannot be certain what portion of such deposits will remain if the aforementioned deposit insurance premium differential results in a disparity between the rates paid by the Company versus those paid by competitors in the local market.

CHANGES IN FINANCIAL CONDITION

As of March 31, 1996, total assets of the Company were $88.6 million, an increase of $13.7 million, or 18.4%, from December
31, 1995 assets of $74.9 million.

Cash and cash equivalents totaled $3.2 million at March 31, 1996, an increase of $0.6 million, or 24.2% from December 31, 1995.

Investment securities held to maturity and available for sale totaled $8.3 million at March 31, 1996, a decrease of $1.4 million from December 31, 1995. The primary reason for the decrease was the maturities and calls of $1.8 million in U.S. Treasury and agency obligations accompanied by the sale of two of the Company's structured notes totaling $0.7 million, partially offset by the purchase of $1.0 million in commercial paper. Mortgage-backed securities totaled $10.7 million at March 31, 1996, a increase of $0.9 million from the December 31, 1995 total of $9.8 million. The increase was due to the purchase of $1.3 million mortgage-backed securities available for sale offset by principal collected on mortgage-backed securities of $0.3 million.

First mortgage loans held for sale totaled $0.8 million at March 31, 1996 as compared to $0.4 million at December 31, 1995, an increase of $0.4 million. The primary reason for the increase in the held for sale portfolio was originations of $1.9 million
offset by loan sales of $1.5 million.   Commitments to sell first
mortgage loans at March 31, 1996 were $0.7 million compared to $0.3 million in commitments at December 31, 1995. Management made the decision to retain fixed rate mortgage loans with terms of 15 years. Most loans of this type had generally been sold with the servicing rights retained in previous years. The decision to retain such loans was made after considering several factors including, the cash flow characteristics of such loans, alternative investment possibilities, interest rate risk implications and the possible effects on the Company's asset mix.

Net loans receivable totaled $63.0 million at March 31, 1996 as compared to $49.8 million at December 31, 1995, an increase of $13.2 million, or 27.3%. The increased balance is largely attributable to the purchase of $7.8 million in adjustable rate mortgage loans. Also, the additional increase resulted from an increase in originations directed to portfolio as origination volume increased and 15 year fixed rate mortgages were retained in portfolio.

Deposit accounts totaled $69.8 million at March 31, 1996 as compared to $66.2 million at December 31, 1995, an increase of $3.6 million, or 5.3%. The primary reason for the increase was the Company's ability to attract conventional depositors through selective deposit pricing and the introduction of a new image checking account, making the Company the first to offer such a product in Boone county and one of two providers in Winnebago county. The Company continues to maintain lower cost of funds than its peers.

ASSET QUALITY

The following table sets forth information regarding loans delinquent more than 90 days, non-performing less than 90 days and real estate owned.

                                   At March       At December
                                   31, 1996       31, 1995
                                   ----------     ----------
                                     (Dollars in Thousands)
Loans delinquent 90 days or more
  Accruing:
     First mortgage loans:
          1-4 family residential     $ 187          $ 196
          Other loans                    -              3
                                      ----           ----
Total                                  187            199

  Non-accruing:
     First mortgage loans
          1-4 family residential       161             52
          Other loans                  119            118
                                      ----           ----
Total                                  280            200

Loans delinquent 89 days or less
   Other loans                           2             19
                                      ----           ----
Total                                    2             19

Total non-performing loans           $ 469          $ 418
                                      ====           ====

Total real estate owned, net of related
     allowances for losses               0              0

Total non-performing assets          $ 469          $ 418
                                      ====           ====

Total loans delinquent 90 days or more
     to net loans receivable 1        0.74%          0.83%

Total loans delinquent 90 days or more
     to total assets                  0.53           0.56

Total non-performing loans and REO to
     total assets                     0.53           0.56

- - -----------------------------------------------------
<F1>
1  Net loans receivable includes loans held for sale.

An allowance for loan losses is maintained at a level considered by management to be adequate to absorb future loan losses.
Management of the Bank, in determining the provision for loan losses, considers the risks inherent in its portfolio and changes in the nature and volume of its loan activities, along with general economic conditions. The Bank maintains a loan review system which allows for a periodic review of its loan portfolio and the early identification of potential problem loans. Such system takes into consideration, among other things, delinquency status, size of loans, type of collateral and financial condition of the borrowers. The delinquencies have been and are expected to remain relatively stable, and management believes that the provision balance at March 31, 1996 is both adequate to absorb any future losses if the real estate market experienced any weaknesses or if the local economy were to experience a recessionary period, and is representative of a conservative approach. Although the Bank maintains its allowance for losses on loans at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts or that the Bank will not be required to make additions to the allowance for losses on loans in the future. Future additions to the Bank's allowance for loan losses and any changes in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the economy, changes in real estate values and interest rates, and inflation.

The allowance for loan loss was $353,000 at March 31, 1996, which represented 75.27% of non-performing loans and non-performing assets. These ratios compare to 78.95% of non-performing loans and non-performing assets at December 31, 1995.


RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED MARCH
31, 1996 AND 1995.

GENERAL

Net income for the three months ended March 31, 1996 was $12,000 compared to $133,000 for the three months ended March 31, 1995, a decrease of $121,000, or 91.0%. The three primary components of this decrease were: i) the decrease in net interest income after provision for loan losses of $76,000, or 11.7%, to $572,000 for the three months ended March 31, 1996, from $648,000 for the three months ended March 31, 1995, as deposit costs increased and a higher level of provisions for loan losses was recorded, ii) an increase in non-interest expense of $61,000, or 10.4%, to $647,000 for the three months ended March 31, 1996, from $586,000 for the three months ended March 31, 1996, and iii) a decrease in non-interest income of $50,000, or 36.2%, to $88,000 for the three months ended March 31, 1996, from $138,000 for the three months ended March 31, 1995.

NET INTEREST INCOME

The Company's net interest income before provision for loan
losses was $603,000 for the quarter ended March 31, 1996 as
compared to $650,000 for the quarter ended March 31, 1995, a decrease of $47,000, or 7.2%.  This decrease in net interest income in the 1996 period was primarily due to an increase in the cost of deposit accounts.  Interest income on interest-earning assets totaled $1,377,000 for the three months ended March 31,
1996 as compared to $1,278,000 for the same period in 1995, an increase of $99,000 or 7.7%. Interest expense on interest-bearing liabilities totaled $774,000 for the three months ended March 31,
1996, as compared to $628,000 for the same period in 1995, an increase of $146,000, or 23.2%.  The Company's net interest
spread decreased 63 basis points to 3.01% for the three months ended March 31, 1996 from 3.64% for the three months ended March
31, 1995.   The decrease was  the combined result of a decrease
in yield on interest-earning assets coupled with an increase in funding costs due the higher cost of attracting and retaining deposits to facilitate the Company's growth.

PROVISION FOR LOAN LOSSES

The Bank's provision for loan losses was $31,000 for the three months ended March 31, 1996 compared to $2,000 for the three months ended March 31, 1995. The increase in provision in the 1996 period was a result of exceptional growth in the loan portfolio creating the need to provide the necessary additional loss reserves.

NON-INTEREST INCOME

Non-interest income decreased $50,000, or 36.2%, to $88,000 for the three months ended March 31, 1996 from $138,000 for the same
period in 1995.   This decrease was  partially the result of  a
decrease in  loan servicing charges  of $10,000, or 26.3%, to
28,000 fo the three months ended March 31, 1996 due to a
valuation allowance against originated mortgage servicing rights incurred this period.  There was  a $9,000 decrease in gain on sale of mortgage loans as 15 year fixed mortgage loans were
retained.  Also contributing to the decrease was a loss on the sale of two structured notes of $14,000.

NON-INTEREST EXPENSE

Non-interest expense increased $61,000, or 10.4%, to $647,000 for the three months ended March 31, 1996, from $586,000 for the three months ended March 31, 1995. The increase was due to increased loan originating and servicing expenses due to additional commissions paid on a higher volume of originations during the three months ended March 31, 1996 as originations, net of principal collected and sales, increased to $5.8 million, an increase of 634.8%, over 1995. Also contributing to the increase was increased occupancy and equipment costs as a result of upgrading facilities and technology to better meet customers' needs and increase staff efficiency. Other expenses also increased as a result of costs incidental to facilities' upgrades, the Bank's name change, increased marketing efforts and the introduction of new products.

SECONDARY MORTGAGE MARKET LOAN ACTIVITY

Proceeds from the sales of first mortgage loans into the secondary mortgage market totaled $1.5 million and $0.9 million during the three months ended March 31, 1996 and 1995, respectively. The increase is due primarily to a greater amount of originations resulting in an increase in loan sales. Gain on sales of mortgage loans, net of a valuation allowance, for the three months ended March 31, 1996 totaled $23,000 compared to $32,000 for the same period in 1995, a decrease of 28.1%.
Profits as a percentage of sales declined as price movements in the secondary market were less favorable during the three months ended March 31, 1996 as compared to the same period during 1995.

INCOME TAXES

For the three months ended March 31, 1996 income tax expense decreased $66,000, or 98.5% to $1,000 from $67,000 for the three months ended March 31, 1995, as net income before income taxes decreased.


PART II   OTHER INFORMATION
===========================

ITEM 1.   LEGAL PROCEEDINGS

     There are various claims and lawsuits incidental to the Registrant's business in which the Registrant is periodically involved. In the opinion of management, no material loss is expected from any such pending claims of lawsuits.

ITEM 2.   CHANGES IN SECURITIES

     Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the period covered by this report.

ITEM 5.   OTHER INFORMATION

     Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     During the quarter ended March 31, 1996, the Registrant filed one Form 8-K dated January 11, 1996, which announced the dismissal of the previous auditing firm, Lindgren, Callihan, Van
Osdol & Co., Ltd and the appointment of the subsequent firm, Crowe, Chizek and Company LLP.


          FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchanges Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               First Financial Bancorp, Inc.
               -----------------------------
                      (Registrant)

Dated:  May 10, 1996     By:/s/ Steven C. Derr
        ------------        ------------------
                                Steven C. Derr
                                   President
                                   Principal Executive Officer


Dated:  May 10, 1996     By:/s/ Keith D. Hill
        ------------        -----------------
                                Keith D. Hill
                                   Treasurer
                                   Principal Financial Officer
                                   Principal Accounting Officer




