Form 10QSB/A
period 1996-06-30
FIRST FINANCIAL BANCORP INC
filed 1996-10-07
CIK 908489

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                 FORM 10-QSB


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 1996

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to
     For the quarter ended

                      Commission File Number:  0-22394

                        FIRST FINANCIAL BANCORP, INC.
                        -----------------------------
           (exact name of registrant as specified in its charter)

          Delaware                                              36-3899034
 ----------------------------------------------------    ---------------------
(State or other jurisdiction of Incorporation or             (I.R.S. Employer
 Organization Number)                                     Identification Number)

  121 East Locust Street, Belvidere, Illinois                     61008
 ---------------------------------------------                   ------
 (Address of Principal Executive Offices)                       (Zip Code)


                      (815) 544-3167 or (800) 544-3093
                 -----------------------------------------
             (Registrant's Telephone Number including area code)

     Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    (1)  YES    /X/     NO
                    (2)  YES    /X/     NO

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

As of July 31, 1996 the Registrant had 460,902 shares issued and outstanding.

                                     INDEX

                        PART I - FINANCIAL INFORMATION

                                                                           Page
Item 1.        FINANCIAL STATEMENTS - UNAUDITED                           Number

    Consolidated Statement of Financial Condition as of June 30, 1996        3

    Consolidated Statements of Income for the Three and Six Months
    Ended June 30, 1996 and 1995                                             4

    Consolidated Statement of Stockholders' Equity for the Three
    Months Ended June 30, 1996                                               5

    Consolidated Statements of Cash Flows for the Six months
    Ended June 30, 1996 and 1995                                             6

    Notes to Unaudited Consolidated Financial Statements                     8

Item 2.   MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                               11


Part II.  OTHER INFORMATION                                                 19

  FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
  CONSOLIDATED STATEMENT OF
  FINANCIAL CONDITION
  ---------------------------------------------------
  (Unaudited)
                                                                       June 30,
                                                                         1996
                                                                    -----------
  ASSETS                                                          (In Thousands)
  Cash on hand and non-interest-earning deposits                          $397
  Interest-earning deposits                                              1,378
                                                                    -----------
  Total cash and cash equivalents                                        1,775

  Investment securities available for sale, at market value              8,782
  Mortgage-backed securities available for sale, at market value         8,995
  Investment securities held to maturity                                    79
  Mortgage-backed securities held to maturity                            1,131
  First mortgage loans held for sale                                     1,828
  Loans receivable, net                                                 68,730
  Accrued interest receivable                                              538
  Premises and equipment                                                   843
  Investment in stock of Federal Home Loan Bank of
  Chicago, at cost                                                         895
  Other assets                                                             890
                                                                ---------------
  Total assets                                                         $94,486
                                                                ---------------

  LIABILITIES AND STOCKHOLDERS' EQUITY

  LIABILITIES
  Deposit accounts                                                     $67,354
  Borrowing from FHLB                                                   17,900
  Advance payments by borrowers for taxes
  Insurance                                                                493
  Other liabilities                                                        866
                                                                ---------------
  Total liabilities                                                     86,613
                                                                ---------------
  COMMITMENTS AND CONTINGENCIES (See Notes)

  STOCKHOLDERS' EQUITY
  Common Stock -  $0.10 par value, 1,500,000 shares authorized,
  501,086 shares issued and 465,896 shares outstand                         50
  Additional paid-in capital                                             3,694
  Retained earnings, substantially restricted                            5,383
  Treasury stock, at cost, 35,190 shares                                 (556)
  Common stock purchased by:
  Employee stock ownership plan                                          (122)
  Management recognition and retention plans                              (22)
  Net unrealized loss on investment securities available for sale        (554)
  net of taxes                                                 ---------------
  Total stockholders' equity                                             7,873
                                                               ---------------
  Total liabilities & stockholders' equity                             $94,486
                                                               ===============

        See Accompanying Notes to Unaudited Consolidated Financial Statements

  FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
  CONSOLIDATED STATEMENTS OF INCOME                            Three Months Ended June 30,     Six Months Ended June 30,
----------------------------------------------------------     ------------------------------  -------------------------
  (Unaudited)                                                     1996             1995           1996          1995
                                                               -------------   --------------  --------------  ---------

  Interest income:                                                        $1,174             $853         $2,095     $1,681
  First mortgage loans                                                       165              139            315        274
              Other loans                                                    158              153            319        306
              Mortgage-backed securities                                     120              150            242        302
              Investment securities                                            8               18             31         28
              Interest-earning deposits                             -------------    -------------  -------------  ---------
                         Total interest income                             1,625            1,313          3,002      2,591
                                                                    -------------    -------------  -------------  ---------
          Interest expense:
              Deposit accounts                                               736              670          1,485      1,272
              FHLB advances                                                  206                5            231         31
                                                                    -------------    -------------  -------------  ---------
                         Total interest expense                              942              675          1,716      1,303
                                                                    -------------    -------------  -------------  ---------
                         Net interest income                                 683              638          1,286      1,288

          Provision for loss on loans                                         24                2             55          4
                                                                    -------------    -------------  -------------  ---------
              Net interest income after provision for                        659              636          1,231      1,284
                                                                    -------------    -------------  -------------  ---------

          Non-interest income:
              Loan servicing fees and charges                                 50               44             78         82
              Service charges on deposit accounts                             54               46             92         80
              Gain on sales of loans                                          18               37             41         69
              Loss on sales of investments and mortgage-backed s               0                0            (14)         0
             Loss on sales/disposal of assets                                 (9)               0             (9)         0
              Other                                                           14              201             27        235
                                                                    -------------    -------------  -------------  ---------
                         Total non-interest income                           127              328            215        466
                                                                    -------------    -------------  -------------  ---------
          Non-interest expense:
              Compensation and benefits                                      276              536            601        876
              Occupancy and equipment                                         58               50            117         95
              Data processing                                                 40               35             83         71
              Federal deposit insurance premiums                              38               34             76         68
              Loan origination and servicing                                  38                8             72         24
              Other                                                          130              122            278        237
                                                                    -------------    -------------  -------------  ---------
                         Total non-interest expense                          580              785          1,227      1,371
                                                                    -------------    -------------  -------------  ---------
  Income before income taxes                                                 206              179            219        379
          Income taxes                                                        68               59             69        126
                                                                    -------------    -------------  -------------  ---------

                        Net income                                         $138             $120           $150        $253
                                                                    =============    =============  =============  =========
          Primary earnings per share                                       $0.30            $0.25          $0.32       $0.53


        See Accompanying Notes to Unaudited Consolidated Financial Statements

                                   FIRST FINANCIAL BANCORP, AND SUBSIDIARY
                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                       Six Months Ended June 30, 1996
                                                     (Unaudited)

                                                                                                             Unrealized
                                                                                                              Loss on
                                                                                    Common      Common       Investment
                                            Additional                              Stock       Stock       Securities
                                   Common    Paid-in    Retained     Treasury   Purchased   Purchased    Available for
                                   Stock     Capital    Earninings     Stock      by ESOP     by RRP's        Sale         Total
                                 ---------  ---------- ------------ ----------  ----------  ----------   --------------  ---------
                                                                            (In Thousands)

Balance, December 31, 1995          $50       $3,677      $5,233      ($460)       ($149)      ($31)          ($448)       $7,872

Net income                           --         --           150         --           --         --              --           150

Amortization of RRP's                --         --            --         --           --          9              --             9

Release of earned ESOP
shares, 3,390 shares                 --         17            --         --           27         --              --            44

Purchase of treasury stock,
6,000 shares, at cost                --         --            --        (96)          --         --              --           (96)

Net change in unrealized loss
on investment securities
available for sale, net of
deferred income taxes of             --         --            --         --           --          --            (106)         (106)
                                 ---------  ----------   -----------  ----------  ----------  ----------   -------------- --------

Balance, June 30, 1996              $50      $3,694        $5,383      ($556)       ($122)      ($22)          ($554)       $7,873
                                 ---------  ----------   -----------  ----------  ----------  ----------   --------------   -------

        See Accompanying Notes to Unaudited Consolidated Financial Statements

                 FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      ----------------------------------------------------------
                                  (Uaudited)

                                                                                                     Six Months Ended
                                                                                                         June 30,
                                                                                                   --------------------

                                                                                                     1996          1995
                                                                                                   --------------------
                                                                                                       (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                         $150          $253
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Amortization of:
     Premiums, discounts and deferred fees on loans, mortgage-backed
       and investment securities                                                                      (12)           10
     Net excess servicing fees and originated mortgage servicing                                       24            10
     Management recognition and retention plans                                                         9            76
     Employee stock ownership plan                                                                     44            45
  Provision for losses on loans and foreclosed real estate                                             55             4
  FHLB stock dividends                                                                                  0            (7)
  (Gain) loss on sale of:
     Loans                                                                                            (41)          (69)
     Investment and mortgage-backed securities                                                         14             0
     Other                                                                                              9             0
  Depreciation of premises and equipment                                                               49            38
  Originations of loans held for sale,  net of origination fees                                    (4,916)       (2,195)
  Proceeds from sales of loans held for sale                                                        3,506         2,032
  Increase (decrease) in cash flows due to other changes in:
     Accrued interest receivable                                                                      (79)          (21)
     Other assets                                                                                    (127)         (210)
     Other liabilities                                                                                352           242
                                                                                                   --------     ---------
     Net cash (used in) provided by operating activities                                             (963)          208
                                                                                                   --------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Loan originations net of principal collected on loans                                           (11,092)       (1,569)
  Purchases of:
  Whole loan participations                                                                        (7,844)            0
  Mortgage-backed securities available for sale                                                    (1,250)            0
  Investment securities available for sale                                                         (2,796)         (455)
  Stock of the FHLB of Chicago                                                                       (414)          (34)
  Proceeds from:
  Sales of investment securities available for sale                                                   736             0
  Maturities and calls of investment securities available for sale                                  2,800           500
  Maturities and calls of investment securities held to maturity                                      200           500
  Principal collected on mortgage-backed securities                                                   779           300
  Purchase of premises and equipment                                                                 (100)          (70)
                                                                                                   --------     ---------
     Net cash used in investing activities                                                        (18,981)         (828)

                 FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      ----------------------------------------------------------
                                  (Unaudited)
                                  (Continued)
                                                                                                     Six Months Ended
                                                                                                         June 30,
                                                                                                   ----------------------

                                                                                                     1996          1995
                                                                                                   ----------------------
                                                                                                       (In Thousands)
                                                                                                   --------      --------
CASH FLOWS FROM FINANCING ACTIVITES
  Net increase in deposit accounts                                                                   1,124         4,716
  Issuance of common stock                                                                               0             5
  Repurchase of common stock                                                                           (96)          (27)
  Borrowings on advances from the FHLB of Chicago                                                   24,500         3,250
  Principal payments on advances from the FHLB of Chicago                                           (6,600)       (6,250)
  Net increase in advance payments by borrowers for taxes and in                                       233           246
                                                                                                   --------      --------
      Net cash provided by financing activities                                                     19,161         1,940
                                                                                                   --------      --------
  Net Increase (decrease) in cash and cash equivalents                                                (783)        1,320

  Cash and cash equivalents at beginning of period                                                   2,558         1,899
                                                                                                   --------      --------
  Cash and equivalents at end of period                                                             $1,775        $3,219
                                                                                                   --------      --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for:
     Interest                                                                                       $1,657        $1,270
     Income Taxes                                                                                        0            45

  Noncash Items
     Transfer of held for sale loans to portfolio, at market                                             0           391



        See Accompanying Notes to Unaudited Consolidated Financial Statements

                 FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1996 and 1995


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

The unaudited consolidated financial statements consist of the statement of financial condition as of June 30, 1996, the statements of income for the three and six months ended June 30, 1996 and 1995, the statement of stockholder's equity for the six months ended June 30, 1996, and the statements of cash flows for the six months ended June 30, 1996 and 1995, which include the accounts of First Financial Bancorp of, Inc. (the "Company") and its wholly-owned subsidiary, First Federal Savings Bank (the "Bank") and the Bank's wholly-owned subsidiary, First Financial Services of Belvidere, Illinois, Inc., for the three and six months ended June 30, 1996 and 1995. All material intercompany accounts and transactions have been eliminated in consolidation.

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

(3) EARNINGS PER SHARE

Primary earnings per share information for the three and six months ended June 30, 1996 and 1995 is based on the weighted average number of common shares outstanding of 462,767 and 478,546, respectively, for the three months ended June 30, 1996 and 463,048 and 476,648, respectively, for the six months ended June 30, 1996. The Bank's ESOP held 16,953 unallocated shares as of June 30, 1996, and the Recognition and Retention Plans held 2,066 unallocated shares. Fully diluted earnings per share is not separately disclosed since the effect of dilution is immaterial.

(4) COMMITMENTS AND CONTIGENCIES

Commitments to originate mortgage loans at June 30, 1996 were $3.5 million, of which $2.1 million were fixed rate loans with rates ranging from 7.625% to 10.0% with a weighted average rate of 8.341%. Commitments to sell mortgage loans totaled $1,295,758 at June 30, 1996. As of June 30, 1996 remaining balances in loans sold under recourse agreements totaled $1.8 million and unused adjustable rate lines of credit totaled $5.1 million, of which $1.8 million is attributed to the Company's new credit card program launched in April, 1996.

The Bank has pledged certain mortgage-backed securities and U.S. agency securities worth $4.4 million at June 30, 1996 as collateral for deposits in excess of federal deposit insurance limitations.

The Bank's deposit liabilities are insured by the Savings Association Insurance Fund ("SAIF") of the FDIC. A number of proposals to more adequately fund SAIF are being discussed in the Congress. Among the proposals is a one-time assessment on thrift deposits of 80 to 85 basis points, based on deposits as a predetermined assessment date. This amount would be reflected by a charge against income in the period or periods in which the liability is insured. Management is unable to predict whether the assessment rate will remain as stated or when this proposal will be enacted by law. If enacted, the assessment could result in a charge to non-interest expense of $335,000 to $356,000, net of taxes.

(5) MORTGAGE SERVICING

In May of 1995, the Financial Accounting Standards Board released SFAS 122, Accounting for Mortgage Servicing Rights, an amendment to FASB Statement No. 65. SFAS 122 eliminates the accounting distinction between rights to service mortgage loans for others that are acquired though loan originations and those acquired through purchase transactions. Under SFAS 122 a banking enterprise allocates the total cost of originating a mortgage loan between the loan without the servicing rights and the rights to service that loan based on their relative fair market values, if it is practicable for the loan. These assets are amortized in proportion to and over the period of estimated net servicing income, and are periodically evaluated on a disaggregated basis for impairment based on fair values.

The Company elected to implement the standard as of January 1, 1995.   During
the six months ended June 30, 1996, the Company capitalized $14,000 of originated mortgage servicing rights and gains on sales of loans were increased by that amount. During the six months ended June 30, 1996, the company recognized an impairment of $15,000 on originated mortgage servicing rights with a book value of $80,000. This impairment was the result of increased prepayments due to higher levels of refinancing activity during the six months for long term fixed rate loans similar to those which the Company services.

(6) SFAS NO. 123

During 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" which provides new accounting guidelines over the treatment of employee stock options. The Statement gives entities a choice of either adopting a new fair value method of accounting for employee stock options and expensing any related compensation costs in the income statement, or continuing to apply Accounting Principles Board Opinion No. 25 and provide proforma disclosure of the effect for financial statements beginning after December 15, 1995. The company currently intends to adopt the disclosure method of the Statement.

(7) SFAS NO. 125


In June of 1996 the Financial Accounting Standards Board released Statement No. 125 (SFAS 125) "Accounting for Transfers and Extinguishment of Liabilities." SFAS provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. SFAS 125 applies to transfers and extinguishments after December 31, 1996 and early or retroactive application is not permitted.

(8) OTHER MATERIAL EVENTS

On April 5, 1996 the Company announced the nomination of Nancy Sylvester to the Board of Directors to replace Neal Brandt, who had previously been nominated but had subsequently advised the Company of his inability to serve if elected. The Company also announced the intention of the Board of Directors to vote proxies received for the election of Mr. Brandt in favor of Ms. Sylvester at the Annual Meeting of Stockholders.

By letter dated April 10, 1996, the Office of Thrift Supervision ("OTS") advised the Company that it did not object to the repurchase by the Company of up to 5% of its issued and outstanding capital stock in open market purchases commencing April 1, 1996 and ending on September 30, 1996. Pursuant to this non-objection, the Company announced its expectations to repurchase up to 23,594 shares of its common stock, subject to the availability of the Company's stock. Through June 30, 1996, the Company had completed the repurchase of 6,000 shares under the program.

ITEM 2
======

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

REGULATORY CAPITAL REQUIREMENTS

Current federal regulations, as mandated by the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), require institutions to have a minimum regulatory tangible capital equal to 1.5% of total assets, a minimum 3% core capital ratio, and a minimum 8% risk-based capital ratio. Core capital is defined as common stockholder's equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain purchased mortgage servicing rights ("PMSRs").

The risk-based capital standard for savings institutions requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk weight of 0% to 100%, as assigned by the OTS capital regulation, based on the risks OTS believes are inherent in the type of asset. The components of core capital are equivalent to those discussed earlier under the 3% leverage standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, and allowance for loans and lease losses. Allowance for loan and leases losses includable in supplementary capital is limited to a maximum of 1.25% of risk-adjusted assets. Overall, the amount of supplementary capital included in total capital cannot exceed 100% of core capital.

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

At June 30, 1996, the Bank was in compliance with the capital requirements, summarized as follows:

                        Regulatory
                          Capital
                       Requirement      Actual Capital         Excess Capital
                        %  Amount         %  Amount              %  Amount
                                     (Dollars in Thousands)
  Tangible 1          1.50%  $1,423      7.56%  $7,170        6.06%  $5,747
  Core 1              3.00    2,847      7.56    7,170        4.56    4,323
  Risk-Based 2
  Current             8.00    3,949     15.22    7,511        7.22    3,562

  Total assets for regulatory purposes                               $94,895
  Total risk-weighted assets                                          49,364

  1 Percentages represent percent of total assets for regulatory purposes. 2 Percentages represent percent of total risk weighted assets.

At June 30, 1996, the difference between stockholder's equity in accordance with generally accepted accounting principles (GAAP) and regulatory capital are summarized as follows:

                 (In Thousands)
       GAAP capital                                                $6,592
       Net unrealized loss on securities available for sale           578
                                                                   ------
       Capital for regulatory purposes                             $7,170
       General loan loss allowances                                   347
            Originated mortgage servicing rights                      (6)

       Risk-based capital                                          $7,511
                                                                   ======

Liquidity and Capital Resources

The Bank's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, custodial account balances held for borrowers of serviced loans and advances from the Federal Home Loan Bank of Chicago ("FHLB-Chicago"). While maturities and scheduled amortization of loans and mortgage-backed securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of the average daily balance of net deposits and short term borrowings. The required ratio is currently 5.0%. The Bank's liquidity ratio was 11.01% at June 30, 1996. The Bank's relatively high liquidity ratio as of June 30, 1996 reflects mangement's decision to maintain a relatively liquid position.

The Bank's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The levels of these assets are dependent on the Bank's operating, financing, lending, and investing activities during any given period. At June 30, 1996, cash and cash equivalents totaled $1.8 million as compared to $2.6 million at December 31, 1995.

The Bank's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows used in operating activities for the six months ended June 30, 1996, consisted primarily of originations of loans held for sale of $4.9 million offset by proceeds from sales of such loans of $3.5 million. Cash flows provided by operating activities for the six months ended June 30, 1995 consisted primarily of sales of mortgage loans held for sale of $2.0 million offset by $2.2 million in originations of such loans.

Cash flows used in investing activities for the six months ended June 30, 1996 consisted primarily of $11.1 million in portfolio loan originations and $7.8 million in purchases of loans, net of principal collected, purchases of mortgage-backed securities of $1.3 million and purchases of investment securities available for sale of $2.8 million offset by proceeds from sales, maturities and calls of investment securities of $3.7 million and principal repayment on mortgage backed securities of $0.8 million. Cash flows used in investing activities for the six months ended June 30, 1995 consisted primarily of originations of portfolio loans of $1.6 million, net of principal collected, offset by maturities and calls of investment securities of $1.0 million.

Cash flows provided by financing activities for the six months ended June 30, 1996 consisted of borrowings from the FHLB Chicago of $24.5 million, offset by $6.6 million in principal repayments on such borrowings as well as inflows to deposit accounts of $1.1 million and a net increase of $0.2 million in advanced payments for taxes and insurance. Cash provided by financing activities for the six months ended June 30, 1995 consisted of borrowings from the FHLB Chicago of $3.25 million, offset by $6.25 million in principal repayments on such borrowings, a net increase in deposit accounts of $4.7 million and a net increase in advance payments for taxes and insurance of $0.2 million.

At June 30, 1996, the Bank had outstanding loan commitments of $3.5 million.
The Bank anticipates that it will have sufficient funds available to meet its current loan origination and purchase commitments. Certificates of deposit which are scheduled to mature in less than one year from June 30, 1996 totaled $26.5 million. Management believes that a significant portion of such deposits will remain with the Company, however, it cannot be certain what portion of such deposits will remain of the aforementioned deposit insurance premium differential results in a disparity between the rates paid by the Company versus hose paid by competitors in the local market.

CHANGES IN FINANCIAL CONDITION

As of June 30, 1996, total assets of the Company were $94.5 million, an increase of $19.6 million, or 26.2%, from December 31, 1995 assets of $74.9 million.

Cash and cash equivalents totaled $1.8 million at June 30, 1996, a decrease of $0.8 million, or 30.6% from December 31, 1995.

Investment securities held to maturity and available for sale totaled $8.9 million at June 30, 1996, a decrease of $0.9 million from December 31, 1995.
The primary reason for the decrease was the sale of two securities in the first quarter totaling $0.7 million. Mortgage-backed securities totaled $10.1 million at June 30, 1996, an increase of $0.3 million from the December 31, 1995 total of $9.8 million. The increase was due to the purchase of $1.3 million mortgage-backed securities offset by principal repayments of $0.8 million and declining market values on the available for sale portfolio.

First mortgage loans held for sale totaled $1.8 million at June 30, 1996 as compared to $0.4 million at December 31, 1995, an increase of $1.4 million, or 367.5%. The primary reason for the increase in the held for sale portfolio was the increase in the mortgage pipeline as a whole. Commitments to sell first mortgage loans at June 30, 1996 were $1.3 million compared to $0.3 million in commitments at December 31, 1995.

Net loans receivable totaled $68.7 million at June 30, 1996 as compared to $49.8 million at December 31, 1995, an increase of $18.9 million, or 37.9%. The increased balance is primarily attributable to management directing more originations, due to the decision to retain 15 year mortgages, to the Bank's portfolio to increase the interest income of the Bank combined with the $7.8 million purchase of adjustable rate mortgages in the first quarter. Loans serviced for others totaled 1,092 loans with a balance of $52.9 million at June 30, 1996 as compared to 1,155 loans with a balance of $55.8 million at December 31, 1995.

Deposit accounts totaled $67.4 million at June 30, 1996 as compared to $66.2 million at December 31, 1995, an increase of $1.2 million, or 1.7%. The primary reason for the increase was the Company's ability to attract conventional depositors through selective deposit pricing and the introduction of a new image checking account, making the Company the first to offer such a product in Boone county and one of two providers in Winnebago county. The Company believes that it continues to maintain lower cost of funds than its peers.

ASSET QUALITY

The following table sets forth information regarding loans delinquent more than 90 days, non-performing less than 90 days and real estate owned.

                                   At June      At December
                                 30, 1996           31, 1995
                                ---------      ------------
                                   (Dollars in Thousands)
                                   ----------------------
  Loans delinquent 90 days or more
           Accruing:
          First mortgage loans:
       1-4 family residential           $ 23        $ 196
          Other loans                      1            3
                                         ----        -----
       Total                            $ 24        $ 199

          Non-accruing:
          First mortgage loans
       1-4 family residential          $ 160        $   52
          Other loans                    108           118
                                         ----         -----
  Total                                $ 268        $  200

         Loans delinquent 89 days or less
                 Other loans           $   2        $   19
                                         ----         -----
              Total                        2            19

  Total non-performing loans           $ 294        $  418
                                        ====         =====

  Total real estate owned, net of related
     allowances for losses             $   0         $    0

  Total non-performing assets          $ 294         $  418
                                         ====         =====

  Total non-performing loans
     to net loans receivable  1         0.42%         0.83%

  Total non-performing loans
     to total assets                    0.31          0.56


  Total non-performing loans and REO to
     total assets                       0.31          0.56


1.  Net loans receivable includes loans held for sale.

An allowance for loan losses is maintained at a level considered by management to be adequate to absorb future loan losses. Management of the Bank, in determining the provision for loan losses, considers the risks inherent in its portfolio and changes in the nature and volume of its loan activities, along with general economic conditions. During the second quarter, significant consideration was given to effects of entering the credit card market upon the allowance for loan losses. The Bank maintains a loan review system which allows for a periodic review of its loan portfolio and the early identification of potential problem loans. Such system takes into consideration, among other things, delinquency status, size of loans, type of collateral and financial condition of the borrowers. The delinquencies have been and are expected to remain relatively stable, and management believes that the provision balance at June 30, 1996 is both adequate to absorb any future losses if the real estate market experienced any weaknesses or if the local economy were to experience a recessionary period, and is representative of a conservative approach. Although the Bank maintains its allowance for losses on loans at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts or that the Bank will not be required to make additions to the allowance for losses on loans in the future. Future additions to the Bank's allowance for loan losses and any changes in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the economy, changes in real estate values and interest rates, and inflation.

The allowance for loan loss was $378,000 at June 30, 1996, which represented 128.57% of non-performing loans and non-performing assets. These ratios compare to 78.95% of non-performing loans and non-performing assets at December 31, 1995.

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 AND 1995.


GENERAL


Net income for the three months ended June 30, 1996 was $138,000 compared to $120,000 for the three months ended June 30, 1995, an increase of $18,000, or 15.0%. The increase in net income for the period ended June 30, 1996 was primarily attributable to an increase of $23,000 in net interest income after provision for loan losses from to $659,000 for the three months ended June 30, 1996 from $636,000 for the same period in 1995.

NET INTEREST INCOME

The Company's net interest income before provision for loan losses was $0.7 million for the quarter ended June 30, 1996, an increase of $0.1 million from the same period in 1995. Interest income on interest-earning assets totaled $1.6 million for the three months ended June 30, 1996 as compared to $1.3 million for the same period in 1995, an increase of $0.3 million or 23.8%. Interest expense on interest-bearing liabilities totaled $0.9 million for the three months ended June 30, 1996, as compared to $0.7 million for the same period in 1995, an increase of $0.2 million, or 39.6%. The increase in net interest income was due to an increase of $18.4 million, or 25.8% in the average balance of interest earning assets for the three months ended June 30, 1996 reflecting management's decision to retain in portfolio 15 year mortgage loans. This increase more than offsets a decrease in the Company's net spread. The Company's net interest spread decreased 68 basis points to 2.96% for the three months ended June 30, 1996 from 3.64% for the three months ended June 30, 1995. An increase in FHLB advances as well as an increased concentration in adjustable rate loans, with lower initial yields, caused the Company's spread to decline.

PROVISION FOR LOAN LOSSES

The Bank's provision for loan losses was $24,000 for the three months ended June 30, 1996 compared to $2,000 for the three months ended June 30, 1995. The increase in provision in the 1996 period was a result of exceptional growth in the loan portfolio creating the need to provide the necessary additional loss reserves as well as the results of provisions recorded against credit card receivables. The credit card program was launched at the end of the second quarter and the Company has yet to accumulate meaningful portfolio experience. However, management is comfortable with the conservative allowance being recorded.

NON-INTEREST INCOME

Non-interest income decreased $201,000, or 61.3%, to $127,000 for the three
months ended June 30, 1996 from $328,000 for the same period in 1995.   The
decrease was primarily attributable to a decrease in other income of $187,000, or 93.0% to $14,000 for the three months ended June 30, 1996 from $201,000 for the three months ended June 30, 1995. Of this $187,000 decrease in other income, $191,000 directly relates to the insurance proceeds collected in June, 1995 upon the death of then President and CEO, David L. Beasley in April, 1995. Gain on sale of loans decreased $19,000 or 51.4% to $18,000 for the three months ended June 30, 1996 from $37,000 for the same period in 1995. This decrease was the result of management's decision to retain 15 year mortgages in portfolio. Also contributing to the decrease was the disposal of $9,000 of assets as the Company upgraded its technology. These decreases were partially offset by increases in loan servicing fees and charges, and service charges on deposit accounts.

NON-INTEREST EXPENSE

Non-interest expense decreased $205,000, or 26.1%, to $580,000 for the three months ended June 30, 1996 from $785,000 for the three months ended June 30, 1995. The decrease was due primarily to a decrease of $260,000 in compensation and benefits to $276,000 for the three months ended June 30, 1996 from $536,000 for the three months ended June 30, 1995. Of this $260,000, $206,000 directly relates to the benefit expenses recorded upon the death of Mr. Beasley in 1995. This decrease was partially offset by increases in loan origination and servicing, occupancy and equipment, data processing, federal deposit insurance premiums and other non-interest expenses. Loan origination and servicing increased $30,000 due to additional commissions paid on a higher volume of originations during the three months ended June 30, 1996. The increase of $8,000 in occupancy and equipment is reflective of the fact that the Company has been making investments in technology over the course of the past year. Data processing increased $5,000 as a result of increase per item charges reflecting the increases in deposit accounts for the three months ended June 30, 1996. Federal deposits insurance premiums increased $4,000 as a result of an increase in deposits.

SECONDARY MORTGAGE MARKET LOAN ACTIVITY

Proceeds from the sales of first mortgage loans into the secondary mortgage market totaled $2.0 million and $1.1 million during the three months ended June
30, 1996 and 1995, respectively.   The increase is due primarily to a greater
amount of originations resulting in an increase in loan sales.   Gain on sales
of mortgage loans, net of a valuation allowance, for the three months ended June 30, 1996 totaled $18,000 compared to $37,000 for the same period in 1995, a decrease of 51.4%.

INCOME TAXES

For the three months ended June 30, 1996 income tax expense increased $9,000, or 15.3% to $68,000 from $59,000 for the three months ended June 30, 1995, as net income before income taxes increased.

RESULTS OF OPERATIONS - COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 AND 1995.

GENERAL

Net income for the six months ended June 30, 1996 was $150,000 compared to $253,000 for the six months ended June 30, 1995, a decrease of $103,000, or 40.7%. The decrease in net income for the period ended June 30, 1996 is
attributable to:   i) a decrease in other income net of $191,000 of insurance proceeds during 1995, of $60,000; ii) an increase of $62,000, net of benefit expenses recorded in the amount of $206,000 during 1995 due to the passage of the Company's then President and CEO, David L. Beasley; iii) an increase in provision for loss of loans of $51,000.

NET INTEREST INCOME

The Company's net interest income before provision for loan losses was $1.3 million for the six months ended June 30, 1996, unchanged from the six months ended June 30, 1995 as the Company experienced corresponding increases in total interest income and total interest expense of $411,000 and $413,000, respectively. Interest income on interest-earning assets totaled $3.0 million for the six months ended June 30, 1996 as compared to $2.6 million for the same period in 1995, an increase of $0.4 million or 15.9%. Interest expense on interest-bearing liabilities totaled $1.7 million for the six months ended June 30, 1996, as compared to $1.3 million for the same period in 1995, an increase of $0.4 million, or 31.7%. The Company's net interest spread decreased 59 basis points to 2.98% for the six months ended June 30, 1996 from 3.57% for the six
months ended June 30, 1995.   An increase in FHLB advances as well as an
increased concentration in adjustable rate loans, with lower initial yields, caused the Company's spread to decline.

PROVISION FOR LOAN LOSSES

The Bank's provision for loan losses was $55,000 for the six months ended June 30, 1996 compared to $4,000 for the six months ended June 30, 1995. The increase in provision in the 1996 period was a result of exceptional growth in the loan portfolio creating the need to provide the necessary additional loss reserves as well as the results of provisions recorded against credit card receivables. The credit card program was launched at the end of the second quarter and the Company has yet to accumulate meaningful portfolio experience. However, management is comfortable with the conservative allowance being recorded.

NON-INTEREST INCOME

Non-interest income decreased $251,000, or 53.9%, to $215,000 for the six months
ended June 30, 1996 from $466,000 for the same period in 1995.   The decrease
was primarily attributable to a decrease in other income of $208,000, or 88.5% to $27,000 for the six months ended June 30, 1996 from $235,000 for the six months ended June 30, 1995. Of this $208,000 decrease, $191,000 directly relates to the insurance proceeds collected in June, 1995 upon the death of Mr. Beasley in 1995. Gain on sale of loans decreased $28,000 or 40.6%, to $41,000 for the six months ended June 30, 1996 from $69,000 for the same period in 1995. This decrease was the result of management's decision to retain 15 year mortgages in portfolio. Also contributing to the decrease was a loss on the sale of two securities of $14,000 and the disposal of $9,000 of assets as the Company upgraded its technology.

NON-INTEREST EXPENSE

Non-interest expense decreased $144,000, or 10.5%, to $1,227,000 for the six months ended June 30, 1996 from $1,371,000 for the six months ended June 30, 1995. The decrease was due primarily to a decrease of $275,000 in compensation and benefits to $601,000 for the six months ended June 30, 1996, from $876,000 for the six months ended June 30, 1995. Of this $275,000 decrease, $206,000 directly related to the benefit expenses recorded upon the death of Mr. Beasley
in 1995.   The remaining $69,000 decrease is the result of management's efforts to create efficiencies and reduce staff. This decrease was partially offset by increases in loan origination and servicing, occupancy and equipment, data processing, federal deposit insurance premiums and other non-interest expenses. Loan origination and servicing increased $48,000 as mortgage originations increased 276.71% to $19.7 million for the six months ended June 30, 1996 from $5.2 million for the six months ended June 30, 1995 as well as additional commissions paid on a higher volume of originations during the six months ended June 30, 1996. Non-interest expense increased $41,000 as a result of costs incidental to facilities' upgrades, increased marketing efforts and the introduction of new products. The increase of $22,000 in occupancy and equipment was reflective of the fact that the Company has been making investments in technology over the course of the past year. Data processing increased $12,000 as a result of increased per item charges reflecting the increases in deposit and loan accounts for the six months ended June 30, 1996. Federal deposits insurance premiums increased $8,000 as a result of an increase in deposits.

SECONDARY MORTGAGE MARKET LOAN ACTIVITY

Proceeds from the sales of first mortgage loans into the secondary mortgage market totaled $3.5 million and $2.0 million during the six months ended June 30, 1996 and 1995, respectively. The increase is due primarily to a greater
amount of originations resulting in an increase in loan sales.   Gain on sales
of mortgage loans, net of a valuation allowance, for the six months ended June 30, 1996 totaled $41,000 compared to $69,000 for the same period in 1995, a decrease of 40.6%.


INCOME TAXES

For the six months ended June 30, 1996 income tax expense decreased 57,000, or 45.2%, to $69,000, from $126,000 for the six months ended June 30, 1995, as net income before income taxes decreased.

PART II   OTHER INFORMATION
===========================

ITEM 1. LEGAL PROCEEDINGS

There are various claims and lawsuits incidental to the Registrant's business in which the Registrant is periodically involved. In the opinion of management, no material loss is expected from any such pending claims or lawsuits.

ITEM 2. CHANGES IN SECURITIES

  Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  Not applicable

ITEM 4. SUBMISSION ON MATTERS TO A VOTE OF SECURITY HOLDERS

The following items were presented to shareholders at the Company's annual meeting on April 17, 1996:

         1. The election of Steven C. Derr and Nancy Sylvester as directors, joining the directors continuing in office, Jack Manley, Morton Silver, and Richard Winkelman. The election of the new directors are for terms of three years or until their successors have been elected and qualified.

        2. The ratification of the appointment of Crowe, Chizek and Company LLP as auditors for the Company for the fiscal year ending December 31, 1996.

All of the above items were approved by shareholders at the Meeting. The election of Steven C. Derr for the term of three years or until his successor has been elected was approved by a vote of 305,529 in favor, 0 withheld. The election of Nancy Sylvester for the term of three years or until her successor has been elected was approved by a vote of 303,004 in favor, 0 withheld, and 2,525 abstaining. The appointment of Crowe, Chizek and Company LLP as auditors for the Company for the fiscal year ending December 31, 1996 by a vote of 305,104 in favor, 0 against and 425 abstaining.

ITEM 5. OTHER INFORMATION

         Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

During the quarter ended June 30, 1996, the Registrant filed two Form 8-K's. On April 4, 1996, the Company announced the nomination of Nancy Sylvester to the Board of Directors to replace Neal Brandt, who had previously been nominated and had subsequently advised the Registrant of his inability to serve if elected. The Company also announced the intention of the Board of Directors to vote proxies received for the election of Mr. Brandt in favor of Ms. Sylvester at the Annual Meeting of Stockholders.

On April 17, 1996, the Registrant announced approval by regulatory authorities for the Company to buy back up to 23,594 shares of its publicly traded common stock commencing April 1, 1996, and ending on September 30, 1996.

                FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchanges Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        FIRST FINANCIAL BANCORP, INC.
                                (Registrant)


Dated:  AUGUST 12, 1996    By:
                             ------------------------------------------
                      Steven C. Derr
                      President
                      Principal Executive Officer


Dated:  AUGUST 12, 1996    By:
                              ------------------------------------------
                      Keith D. Hill
                      Treasurer
                      Principal Financial Officer
                      Principal Accounting Officer

                FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchanges Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        FIRST FINANCIAL BANCORP, INC.
                                (Registrant)


Dated:  AUGUST 12, 1996         By: /s/  STEVEN C. DERR
                                      -------------------------------
                                Steven C. Derr
                                President
                                Principal Executive Officer


Dated:  August 12, 1996         By: /s/ KEITH D. HILL
                                      -------------------------------
                               Keith D. Hill
                               Treasurer
                               Principal Financial Officer
                               Principal Accounting Officer