Form 10-Q
period 1996-09-30
FIRST FINANCIAL BANCORP INC
filed 1996-11-13
CIK 908489

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from                  to
          For the quarter ended

                           Commission File Number:  0-22394

                             FIRST FINANCIAL BANCORP, INC.
                (exact name of registrant as specified in its charter)

                   Delaware                                  36-3899034
     (State or other jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization)                      Identification Number)

    121 East Locust Street, Belvidere, Illinois                      61008
      (Address of Principal Executive Offices)                    (Zip Code)

                             (815) 544-3167 or (800) 544-3093
                   (Registrants Telephone Number including area code)

     Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    (1)  YES    X     NO
                    (2)  YES    X     NO

     Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

     As of October 31, 1996 the Registrant had 452,470 shares issued and outstanding.

                                  INDEX

                     PART I - FINANCIAL INFORMATION

                                                                         Page
Item 1.   FINANCIAL STATEMENTS - UNAUDITED                              Number

 Consolidated Statement of Financial Condition as of September 30, 1996     3

 Consolidated Statements of Income for the Three and Nine Months
 Ended September 30, 1996 and 1995                                          4

 Consolidated Statement of Stockholders' Equity for the Nine
 Months Ended September 30, 1996                                            5

 Consolidated Statements of Cash Flows for the Nine Months
 Ended September 30, 1996 and 1995                                          6

 Notes to Unaudited Consolidated Financial Statements                       8

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                              11


Part II.  OTHER INFORMATION                                                19


          FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENT OF
                       FINANCIAL CONDITION
       ---------------------------------------------------
                              (Unaudited)
                                                                              September 30,
                                                                                   1996
                                                                             ---------------
                             ASSETS                                          (In Thousands)

       Cash on hand and non-interest-earning deposits                                  $454
       Interest-earning deposits                                                      1,422
                                                                             ---------------

                  Total cash and cash equivalents                                     1,876

       Investment securities available for sale, at market value                      8,742
       Mortgage-backed securities available for sale, at market value                 8,757
       Investment securities held to maturity (market value of $79)                      79
       Mortgage-backed securities held to maturity (market value of $1,020)           1,070
       First mortgage loans held for sale                                               390
       Loans receivable, net                                                         72,640
       Accrued interest receivable                                                      584
       Premises and equipment                                                           969
       Investment in stock of Federal Home Loan Bank of
         Chicago, at cost                                                             1,148
       Other assets                                                                     888
                                                                             ---------------

                  Total assets                                                      $97,143
                                                                             ===============


              LIABILITIES AND STOCKHOLDERS' EQUITY

    LIABILITIES
         Deposit accounts                                                           $65,884
         Borrowings from FHLB                                                        22,550
         Advance payments by borrowers for taxes and
           insurance                                                                    178
         Other liabilities                                                            1,021
                                                                             ---------------

                  Total liabilities                                                  89,633
                                                                             ---------------

    COMMITMENTS AND CONTINGENCIES (See Notes)

    STOCKHOLDERS' EQUITY
       Common Stock -  $0.10 par value, 1,500,000 shares authorized,
         501,086 shares issued and 452,309 shares outstand                               51
       Additional paid-in capital                                                     3,736
       Retained earnings, substantially restricted                                    5,214
       Treasury stock, at cost, 35,190 shares                                          (841)
       Common stock purchased by:
            Employee stock ownership plan                                              (109)
            Management recognition and retention plans                                  (26)
       Net unrealized loss on investment securities
       available for sale, net of taxes                                                (515)
                                                                             ---------------

                  Total stockholders' equity                                          7,510
                                                                             ---------------

                  Total liabilities and stockholders' equity                        $97,143
                                                                             ===============

           FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME
    ----------------------------------------------------------
                           (Unaudited)

                                                              Three Months Ended September 30,       Nine Months Ended September 30,
                                                              --------------------------------     --------------------------------
                                                                   1996             1995                 1996               1995
                                                              -------------    -------------       -------------     --------------
                                                                                                     (In Thousands)
  Interest income:
      First mortgage loans                                           $1,218             $861              $3,313             $2,542
      Other loans                                                       187              157                 502                431
      Mortgage-backed securities                                        150              152                 469                458
      Investment securities                                             151              144                 393                446
      Interest-earning deposits                                           6               28                  37                 56
                                                              -------------    -------------       -------------      -------------

               Total interest income                                  1,712            1,342               4,714              3,933
                                                              -------------    -------------       -------------      -------------

    Interest expense:
      Deposit accounts                                                  738              745               2,223              2,017
      FHLB advances                                                     290                0                 521                 31
                                                              -------------    -------------       -------------      -------------

                 Total interest expense                               1,028              745               2,744              2,048
                                                              -------------    -------------       -------------      -------------

                 Net interest income                                    684              597               1,970              1,885

    Provision for loss on loans                                          70               35                 125                 39
                                                              -------------    -------------       -------------      -------------

                 Net interest income after provision for loss           614              562               1,845              1,846
                                                              -------------    -------------       -------------      -------------


    Non-interest income:
      Loan servicing fees and charges                                    54               57                 132                139
      Service charges on deposit accounts                                41               43                 133                123
      Gain on sales of loans                                             23               37                  64                106
      Loss on sales of investments and mortgage-backed securities         0                0                 (14)                 0
      Loss on sales/disposal of assets                                   (1)               0                 (10)                 0
      Other                                                              18               20                  45                255
                                                              -------------    -------------        ------------      -------------

                 Total non-interest income                              135              157                 350                623
                                                              -------------    -------------       -------------      -------------

    Non-interest expense:
      Compensation and benefits                                        289              275                  890              1,151
      Occupancy and equipment                                           61               54                  178                149
      Data processing                                                   38               35                  121                106
      Federal deposit insurance premiums                               458               37                  534                105
      Loan origination and servicing                                    44               29                  116                 53
      Other                                                            123              100                  401                337
                                                              -------------    -------------       -------------      -------------

                 Total non-interest expense                          1,013              530                2,240              1,901
                                                              -------------    -------------       -------------      -------------

                 Income (loss) before income taxes                    (264)             189                 (45)                568

    Income taxes (benefit)                                             (95)             (86)                (26)                 40
                                                              -------------    -------------       -------------      -------------

                 Net income (loss)                                   ($169)            $275                ($19)               $528
                                                              -------------    -------------       -------------      -------------

    Primary earnings (loss) per share                               ($0.38)           $0.58              ($0.04)              $1.11



                                     FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    -----------------------------------------------




                                                                                                         Unrealized Loss
                                                                                                          on Investment
                                             Additional                           Stock        Stock        Securities
                                   Common     Paid-in     Retained   Treasury   Purchased    Purchased    Available for
                                   Stock      Capital     Earnings     Stock     by ESOP      by RRP's        Sale           Total
                                  ---------  ----------  ----------  ---------  ----------  -----------  ---------------  ---------

Balance, December 31, 1995           $50       $3,677      $5,233     ($460)      ($149)       ($31)          ($448)         $7,872

    Net income                        --           --         (19)       --          --          --              --             (19)

    Amortization of RRP's             --           --          --        --          --           5              --               5

    Option Proceeds                    1           32          --        --          --          --              --              33

    Release of earned ESOP
    shares, 5,085 shares              --           27          --        --          40          --              --              67

    Purchase of treasury stock,
    23,693 shares, at cost            --           --          --      (381)         --          --              --            (381)

    Net change in unrealized loss
       on investment securities
       available for sale, net of
       deferred income taxes of       --           --          --        --          --          --             (67)            (67)
                                  ---------  ----------  ----------  ---------  ----------  -----------  ---------------  ----------

    Balance, September 30, 1996      $51       $3,736      $5,214     ($841)      ($109)       ($26)          ($515)         $7,510
                                  =========  ==========  ==========  =========  ==========  ===========  ===============  ==========

                           FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                -------------------------------------------------------------------
                                            (Unaudited)

                                                                                                            Nine Months Ended
                                                                                                               September 30,
                                                                                                          ----------------------
                                                                                                            1996          1995
                                                                                                          ---------- ---------
                                                                                                              (In Thousands)
       CASH FLOWS FROM OPERATING ACTIVITIES
          Net income                                                                                        ($19)         $528
          Adjustments to reconcile net income to net cash provided by (used in) operating activities:
             Amortization of:
                Premiums, discounts and deferred fees on loans, mortgage-backed
                   and investment securities                                                                  15            11
                Net excess servicing fees and originated mortgage servicing rights                            24            13
                Management recognition and retention plans                                                     5            89
                Employee stock ownership plan                                                                 67            70
             Provision for losses on loans and foreclosed real estate                                        126            39
             FHLB stock dividends                                                                              0            (7)
             (Gain) loss on sale of:
                Loans                                                                                        (64)         (106)
                Investment and mortgage-backed securities                                                     14             0
                Other                                                                                          9             2
             Depreciation of premises and equipment                                                           78            56
             Originations of loans held for sale,  net of origination fees and principal collected        (5,941)       (5,135)
             Proceeds from sales of loans held for sale                                                    5,940         4,951
             Increase (decrease) in cash flows due to other changes in:
                Accrued interest receivable                                                                 (123)           18
                Other assets                                                                                (135)          (75)
                Other liabilities                                                                            507           (34)
                                                                                                         --------     ---------

                Net cash provided by operating activities                                                    503           420
                                                                                                         --------     ---------

       CASH FLOWS FROM INVESTING ACTIVITIES
          Loan originations net of principal collected on loans                                          (15,140)       (2,741)
          Purchases of:
             Whole loan participations                                                                    (7,763)            0
             Mortgage-backed securities available for sale                                                (1,250)         (137)
             Investment securities available for sale                                                     (3,901)       (2,242)
             Stock of the FHLB of Chicago                                                                   (667)          (34)
          Proceeds from:
             Sales of investment securities available for sale                                               736             0
             Maturities and calls of investment securities available for sale                              4,000         1,950
             Maturities and calls of investment securities held to maturity                                  200           500
          Principal collected on mortgage-backed securities                                                1,081           543
          Purchase of premises and equipment                                                                (255)          (72)
                                                                                                         --------     ---------

                Net cash used in investing activities                                                    (22,959)       (2,233)

                                                                                                         --------     ---------
       CASH FLOWS FROM FINANCING ACTIVITES
          Net increase in deposit accounts                                                                  (346)        6,870
          Issuance of common stock                                                                            33            40
          Repurchase of common stock                                                                        (381)         (416)
          Borrowings on advances from the FHLB of Chicago                                                 38,850         3,250
          Principal payments on advances from the FHLB of Chicago                                        (16,300)       (6,250)
          Net increase in advance payments by borrowers for taxes and insurance                              (82)         (139)
                                                                                                         --------     ---------

                Net cash provided by financing activities                                                 21,774         3,355
                                                                                                         --------     ---------

          Net increase (decrease) in cash and cash equivalents                                              (682)        1,542

          Cash and cash equivalents at beginning of period                                                 2,558         1,899
                                                                                                         --------     ---------

          Cash and equivalents at end of period                                                           $1,876        $3,441
                                                                                                         --------     ---------


       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
          Cash paid for:
             Interest                                                                                     $2,652        $2,034
             Income Taxes                                                                                     70           165

          Noncash Items
             Transfer of held for sale loans to portfolio, at market                                          41           391


              FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
          Notes to Unaudited Consolidated Financial Statements
                       September 30, 1996 and 1995


(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair comparison have been included.

The results of operations and other data for the interim periods are not necessarily indicative of results that may be expected for the year ending December 31, 1996.

The unaudited consolidated financial statements consist of the statement of financial condition as of September 30, 1996, the statements of income for the three and nine months ended September 30, 1996 and 1995, the statement of stockholder's equity for the nine months ended September 30, 1996, and the statements of cash flows for the nine months ended September 30, 1996 and 1995, which include the accounts of First Financial Bancorp, Inc.
(the "Company") and its wholly-owned subsidiary, First Federal Savings Bank (the "Bank") and the Bank's wholly-owned subsidiary, First Financial Services of Belvidere Illinois, Inc., for the three and nine months ended September 30, 1996 and 1995. All material intercompany accounts and transactions have been eliminated in consolidation.


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

(3) EARNINGS PER SHARE

Primary earnings per share information for the three and nine months ended September 30, 1996 and 1995 is based on the weighted average number of common shares outstanding during the respective periods of 448,901 and 471,717 for the three months ended September 30, and 453,268 and 474,127 for the nine months ended September 30. The Bank's ESOP held 15,258 unallocated shares as of September 30, 1996, and the Recognition and Retention Plans held 3,043 unallocated shares. Fully diluted earnings per share is not separately disclosed since the effect of dilution is immaterial.

(4) COMMITMENTS AND CONTINGENCIES

Commitments to originate mortgage loans at September 30, 1996 were $3.0 million, of which $1.1 million were fixed rate loans with rates ranging from 7.750% to 10.125% with a weighted average rate of 8.962%. Commitments to sell mortgage loans totaled $60,000 at September 30, 1996. As of September 30, 1996 remaining balances in loans sold under recourse agreements totaled $1.7 million, unused adjustable rate lines of credit totaled $3.3 million and unused lines of credit on credit cards totaled $1.8 million.
The Bank has pledged certain mortgage-backed securities and U.S. agency securities worth $5.9 million at September 30, 1996 as collateral for deposits in excess of federal deposit insurance limitations.

(5) FDIC SAIF ASSESSMENT

On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996. Certain provisions within the Act require the Company to pay a one-time assessment at the rate of $0.657 per $100.00 in assessable deposits as of March 31, 1995 to recapitalize the Savings Association
Insurance Fund (SAIF). The total assessment for the Company, before taxes, amounts to $417,000. This amount is included on the statement of operations for the three and nine months ended September 30, 1996 under Federal deposit insurance premiums. Net of taxes, the $276,000 assessment equates to a per share charge of $0.61. Pursuant to this legislation, the FDIC/SAIF is statutorily recapitalized and the Company's premiums for the fourth quarter of 1996 are expected to drop from the current level of $0.23 per $100.00 in assessable deposits to $0.18 per $100.00 and subsequently to $0.065 per $100.00 for 1997 and beyond. Based on September 30, 1996 deposits, the resulting savings in deposit insurance will be $0.07 per share in the fourth quarter of 1996, and $0.24 per share for 1997. However, there can be no assurance that the FDIC/SAIF will be able to maintain its statutory level of capitalization during the coming years. Failure to maintain its capitalization may impact the amount of savings negatively.

(7) LEGISLATIVE MATTERS

In August 1996, legislation was enacted requiring recapture of tax bad debt reserves accumulated after 1987 over a six-year period starting in 1996. However, the payment of the tax can be deferred in each of 1996 and 1997 if an institution originates at least the same average annual principal amount of mortgage loans that it originated in the six years prior to 1996. Management estimates that the impact of this legislation will not be material to the financial position or operations of the Company.

(8) SUBSEQUENT EVENTS

In October of 1996, the Company recorded an after-tax loss of $266,000 in conjunction with the sale of $3.2 million in dual index short- to medium-term agency notes purchased after the conversion in 1993. The sale was executed as a restructuring of the balance sheet. The proceeds of the sale will be reinvested in higher yielding assets through the remainder of 1996 and early in 1997.

The Company notified the OTS during the month of October of its intention to establish a branch facility in Rockford, Illinois. The Company has maintained a mortgage origination office in Rockford since 1986 and is seeking to better serve its existing customers in the area as well as serve the rest of the Rockford market which has seen many of its community banks acquired in recent years.

This will be the Company's first branching activity since the establishment of its facility on the north side of Belvidere in 1978. The Company was notified by the OTS October 23, 1996 that the agency takes no objections to the establishment of such a branch by the Company.

(9) ADOPTION OF SFAS NO. 122

In May of 1995, the Financial Accounting Standards Board released SFAS No. 122 (SFAS 122), Accounting for Mortgage Servicing Rights, an amendment to FASB
Statement No. 65.   SFAS 122 eliminates the accounting distinction between
rights to service mortgage loans for others that are acquired through loan originations and those acquired through purchase transactions. Under SFAS
122 a banking enterprise allocates the total cost of originating a mortgage loan between the loan without the servicing right and the right to service that loan based on their relative fair market values, if it is practicable for the loan. The assets are then amortized over the average life of the loan. Periodically, the assets are examined on a disaggregated basis for impairment based on fair values.

The Company elected to implement the standard as of January 1, 1995. During the nine months ended September 30, 1996, the Company capitalized $25,000 of originated mortgage servicing rights and gains on sales of loans were increased by that amount. During the nine months ended September 30, 1996, the Company recognized an impairment of $11,000 on originated mortgage servicing rights with a book value of $90,000. This impairment was the result of increased prepayments due to higher levels of refinancing activity during the nine months for long term fixed rate loans similar to those which the Company services.

(10)  SFAS NO. 123

During 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" which provides new accounting guidelines over the treatment of employee stock options. The Statement gives entities a choice of either adopting a new fair value method of accounting for employee stock options and expensing any related compensation costs in the income statement, or continuing to apply Accounting Principals Board Opinion No. 25 and provide pro forma disclosure of the effect for financial statements beginning after December 15, 1995. The Company currently intends to adopt the disclosure method of this Statement.

(11)  SFAS NO. 125

In June of 1996 the Financial Accounting Standards Board released Statement No. 125 (SFAS 125) "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. SFAS 125 applies to transfers and extinguishments after December 31, 1996 and early or retroactive application is not permitted.

ITEM 2

              FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations


GENERAL

First Financial Bancorp, Inc. (the "Company") is the holding company for First Federal Savings Bank (the "Bank"), a federally chartered stock savings bank. On October 1, 1993, the Bank completed its conversion from a mutual savings and loan association to a stock savings bank, and in connection herewith, the Company issued and sold to the public 484,338 shares of its common stock at $8.00 per share. The Company utilized approximately 63% of the net proceeds to acquire all of the issued and outstanding stock of the Bank (100 shares). As a result of the conversion, the Bank's capital was increased by approximately $2.2 million.

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

At September 30, 1996, the Bank was in compliance with the capital requirements, summarized as follows:

                                  Regulatory
                                    Capital
                                  Requirement     Actual Capital     Excess Capital
                                  -----------     ---------------    --------------
                                   %     Amount     %     Amount      %      Amount
                                 -----  --------  -----  --------   -----  --------
                                                  (Dollars in Thousands)
      Tangible 1                 1.50%   $1,461   7.21%   $7,023    5.71%   $5,562
      Core 1                     3.00     2,922   7.21     7,023    4.21     4,101
      Risk-Based 2
         Current                 8.00     4,109  14.46     7,427    6.46     3,318

      Total assets for regulatory purposes                                 $97,404
      Total risk-weighted assets                                            51,368

      ------------------------------------------------------------------------
      1  Percentages represent percent of total assets for regulatory purposes.
      2  Percentages represent percent of total risk weighted assets.


At September 30, 1996, the difference between stockholder's equity in accordance with generally accepted accounting principles (GAAP) and regulatory capital are summarized as follows:

                                     (In Thousands)
               GAAP capital                                                $6,484
               Net unrealized loss on securities available for sale           539
                                                                           -------

               Capital for regulatory purposes                             $7,023
               General loan loss allowances                                   412
               Originated mortgage servicing rights                            (8)
                                                                           -------

               Risk-based capital                                          $7,427

                                                                           =======

LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, custodial account balances held for borrowers of serviced loans and, advances from the Federal Home Loan Bank of Chicago ("FHLB-Chicago"). While maturities and scheduled amortization of loans and mortgage-backed securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of the average daily balance of net deposits and short term borrowings. The required ratio is currently 5.0%. The Bank's liquidity ratio was 10.07% at September 30, 1996 compared to 14.4% at December 31, 1995. The decrease reflects the leveraging of the Banks capital with borrowings and the direction of assets towards consumer and mortgage lending as opposed to investment securities.

The Bank's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The levels of these assets are dependent on the Bank's operating, financing, lending, and investing activities during any given period. At September 30, 1996, cash and cash equivalents totaled $1.9 million as compared to $2.6 million at December 31, 1995.

The Bank's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating activities for the nine months ended September 30, 1996, consisted primarily of proceeds from sales of mortgage loans held for sale of $5.9 million offset by originations, net of origination fees and principal repayments on such loans, of $5.9 million. Cash flows provided by operating activities for the nine months ended September 30, 1995 consisted primarily of sales of mortgage loans held for sale of $5.0 million offset by $5.1 million in originations, net of origination fees and principal repayments of such loans.

Cash flows used in investing activities for the nine months ended September 30, 1996 consisted primarily of $15.1 million in portfolio loan originations, net of principal collected, purchases of whole loan participations of $7.8 million, purchases of mortgage backed and investment securities of $5.2 million, offset by sales, maturities, calls and principal repayments of such securities of $6.0 million. Cash flows used in investing activities for the nine months ended September 30, 1995 consisted primarily of originations of portfolio loans of $2.7 million, net of principal collected and purchases of investment securities of $2.2 million offset by maturities and calls of such securities of $2.5 million and principal repayments on mortgage-backed securities of $0.5 million.

Cash flows provided by financing activities for the nine months ended September 30, 1996 consisted of borrowings from the FHLB Chicago of $38.9 million, offset by $16.3 million in principal repayments on such borrowings, outflows from deposit accounts of $0.3 million, a net decrease of $0.1 million in advanced payments for taxes and insurance and repurchase of common stock totaling $0.4 million as the Company completed its OTS-approved 5% stock repurchase program, repurchasing 23,594 shares.

Cash provided by financing activities for the nine months ended September 30, 1995 consisted of inflows to deposit accounts of $6.9 million, borrowings from the FHLB of Chicago of $3.3 million, offset by $6.3 million in principal repayments on such borrowings, a net decrease of $0.1 million in advanced payments for taxes and insurance and repurchase of common stock of $0.4 million as the Company completed its OTS-approved 5% stock repurchase program, repurchasing 24,298 shares.

At September 30, 1996, the Bank had outstanding loan commitments of $3.0 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination and purchase commitments. Certificates of deposit which are scheduled to mature in less than one year from September 30, 1996, totaled $25.0 million. Management believes that a significant portion of such deposits will remain with the Bank.

CHANGES IN FINANCIAL CONDITION

As of September 30, 1996, total assets of the Company were $97.1 million, an increase of $22.2 million, or 29.7%, from December 31, 1995 assets of $74.9 million.

Cash and cash equivalents totaled $1.9 million at September 30, 1996, a decrease of $0.7 million, or 26.7% from December 31, 1995.

Investment securities held to maturity and available for sale totaled $8.8 million at September 30, 1996, a decrease of $1.0 million, or 9.9%, from the December 31, 1995 total of $9.8 million. Calls, maturities and sales of $4.9 million were partially offset by purchases of $3.9 million. Mortgage-backed securities held to maturity and available for sale totaled $9.8 million at September 30, 1996, unchanged from the December 31, 1995 total. Purchases of $1.3 million were offset by principal repayments of $1.0 million and market value declines of $0.3 million.

First mortgage loans held for sale totaled $0.4 million at September 30, 1996, unchanged from December 31, 1995. Originations, net of origination fees and principal collected were equal to sales of first mortgage loans with both at $5.9 million. Commitments to sell first mortgage loans at September 30, 1996 were $0.1 million compared to $0.3 million at December 31, 1995.

Net loans receivable totaled $72.6 million at September 30, 1996 as compared to $49.8 million at December 31, 1995, an increase of $22.8 million, or 45.7%. The increase in loans is primarily attributable to management directing more originations to the Company's portfolio in an effort to increase the interest income of the Company. Loans serviced for others totaled 1,083 loans with a balance of $53.2 million at September 30, 1996, as compared to 1,155 loans with a balance of $55.8 million at December 31, 1995.

Deposit accounts totaled $65.9 million at September 30, 1996 as compared to $66.2 million at December 31, 1995, a decrease of $0.3 million, or 0.5%. The slight decrease in the deposit base materialized as management analyzed alternate funding sources for the Company's growth. FHLB advances proved to be a more cost effective alternative considering the deposit insurance premium disparity during the nine months ended September 30, 1996. Certain deposit products were highlighted throughout the course of the nine months in order to retain existing depositors. In addition, the Company introduced check imaging to the Boone county market.

Advances from the Federal Home Loan Bank of Chicago totaled $22.6 million at September 30, 1996, an increase of $22.6 million from December 31, 1995. The Company began using advances in lieu of deposits to facilitate the growth that it has been able to experience in its asset base. With the resolution of the FDIC/SAIF problem, management anticipates redirecting portions of the liability portfolio into deposit products.


ASSET QUALITY

The following table sets forth information regarding loans delinquent more than 90 days, non- performing loans less than 90 days delinquent and real estate owned.

                                           At September      At December
                                             30, 1996          31, 1995
                                           ------------      -----------
                                               (Dollars in Thousands)
                                           -----------------------------
      Loans delinquent 90 days or more
          Accruing:
              First mortgage loans:
          1-4 family residential                  $198            $196
              Other loans                            2               3
                                                  -----           -----
      Total                                       $200            $199

         Non-accruing:
              First mortgage loans
          1-4 family residential                  $143            $ 82
              Other loans                           73             118
                                                  -----           -----
      Total                                       $216            $200

      Loans delinquent 89 days or less
          Other loans                                6              19

      Total non-performing loans                  $422            $418
                                                  =====           =====

      Total real estate owned, net of related
         allowances for losses                    $  0             $  0

      Total non-performing assets                 $422             $418
                                                  =====            =====

      Total loans delinquent 90 days or more
         to net loans receivable  1               0.58%            0.83%

      Total loans delinquent 90 days or more
         to total assets                          0.43             0.56

      Total non-performing loans and REO to
         total assets                             0.43             0.56

--------------------------------------------------------------------------
1 Net loans receivable includes loans held for sale of $390,000 and $391,000 at September 30, 1996 and December 31, 1995 respectively .

An allowance for loan losses is maintained at a level considered by management to be adequate to absorb future loan losses. Management of the Bank, in determining the provision for loan losses, considers the risks inherent in its portfolio and changes in the nature and volume of its loan activities, along with general economic conditions. The Bank maintains a loan review system which allows for a periodic review of its loan portfolio and the early identification of potential problem loans. Such system takes into consideration, among other things, delinquency status, size of loans, type of collateral and financial condition of the borrowers. The delinquencies have been and are expected to remain relatively stable, and management believes that the provision balance at September 30, 1996 is both adequate to absorb any future losses if the real estate market experienced any weaknesses or if the local economy were to experience a recessionary period, and is representative of a conservative approach. Although the Bank maintains its allowance for losses on loans at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts or that the Bank will not be required to make additions to the allowance for losses on loans in the future. Future additions to the Bank's allowance for loan losses and any changes in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the economy, changes in real estate values and interest rates, and inflation.

The allowance for loan loss was $445,000 at September 30, 1996, which represented 105.45% of non-performing loans and non-performing assets. These ratios compare to 78.95% of non-performing loans and non-performing assets at December 31, 1995. The increased allowance to non-performing assets ratio reflects the changing makeup of the Company's loan portfolio including the success with the Company's home equity line of credit program as well as the issuance of its new credit card.

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995.

GENERAL

The net loss for the three months ended September 30, 1996 was $169,000 compared to net income of $275,000 for the three months ended September 30, 1995, a decrease of $444,000, or 161.5%. Excluding the after tax effect of the FDIC/SAIF assessment, a non-recurring event, net income for the three months ended September 30, 1996 was $107,000 while net income for the three months ended September 30, 1995 was $109,000 exclusive of a non-recurring taxation issue. After excluding the non-recurring events, the slight decrease in the earnings from year to year was due to the increase in the Company's cost of funds as a result of the deposit insurance premium disparity coupled with a decrease in non-interest income of $22,000, and an increase in non-interest expense, exclusive of the two aforementioned issues, of $40,000.  Non-interest expense for the three months ended September 30,
1996, exclusive of the FDIC/SAIF assessment and the taxation issue, increased 7.2%, or $40,000, from the three month ended September 30, 1995, while non-interest income decreased $22,000, or 14.0% to $135,000 for the three months ended September 30, 1996, from $157,000 for the three months
ended September 30, 1995.   Total interest income increased $370,000 or 27.6% to
$1,712,000 for the three months ended September 30, 1996, from $1,342,000 for the three months ended September 30, 1995, while interest expense increased $283,000, or 38.0%, to $1,028,000 for the three months ended September 30, 1996, from $745,000 for the three months ended September 30, 1995.

NET INTEREST INCOME

The Company's net interest income before provision for loan losses was $684,000 for the three months ended September 30, 1996 as compared to $597,000 for the three months ended September 30, 1995, an increase of $87,000, or 14.6%. This increase in net interest income in the 1996 period was primarily due to increases in interest income on first mortgage loans and other loans attributable to large increases in the average balances of such accounts more than offsetting the interest expense on FHLB advances.
Interest income on interest-earning assets totaled $1,712,000 for the three months ended September 30, 1996, as compared to $1,342,000 for the same period in 1995, an increase of $370,000 or 27.6%. Interest expense on interest-bearing liabilities totaled $1,028,000 for the three months ended September 30, 1996, as compared to $745,000 for the same period in 1995, an increase of $283,000, or 38.0%. The increase in net interest income occurred notwithstanding a decrease in the Company's net interest spread, which decreased 30 basis points to 2.60% for the three months ended September 30, 1996 from 2.90% for the three months ended September 30, 1995.

PROVISION FOR LOAN LOSSES

The Bank's provision for loan losses increased $35,000 for the three months ended September 30, 1996 to $70,000 for the three months ended September 30,
1996 from $35,000 for the three months ended September 30, 1995.   The
increased provision was due to the exceptional growth in the loan portfolio as well as coverage for the Company's issuance of its new credit card. The card was marketed, starting late in the first quarter, to the Company's existing qualifying customers and then to non-customers in Boone County. Non-performing loans increased to $422,000 at September 30, 1996 from $418,000 at December 31, 1995.

NON-INTEREST INCOME

Non-interest income decreased $22,000, or 14.0%, to $135,000 for the three months ended September 30, 1996 from $157,000 for the same period in 1995. The primary reason for the drop was the decrease in profits on sales of loans. Because the Company has retained 15 year mortgages in its portfolio throughout the course of 1996, there have been fewer loans originated for sale into the secondary market. The resulting decreased balances on loans serviced for others has also led to a decline in loan servicing fees and charges of $3,000 to $54,000 for the three months ended September 30, 1996. Loans serviced for others carried balances of $53.2 million at September 30, 1996 compared to $55.5 million at September 30, 1995.

NON-INTEREST EXPENSE

Non-interest expense, net of the effect of the non-recurring FDIC/SAIF assessment in 1996 and the taxation issue from 1995, increased $40,000, or 7.2%, to $596,000 for the three months ended September 30, 1996 from $556,000 for the three months ended September 30, 1995. The increase was due primarily to increases of $15,000 and $14,000 respectively in loan origination and servicing expenses and compensation and benefits. The primary reason for the increase in loan origination and servicing expenses was the accelerated level of commissions paid to originators due to the increase in origination volume. The increase in compensation expense is primarily attributable to general salary level increases. In addition, occupancy and equipment increased $7,000 or 13.0% to $61,000 for the three months ended September 30, 1996, from $54,000 for the three months ended September 30, 1995. Such increases were the result of increased investment in facilities and technology to improve efficiency. Federal deposit insurance premiums, net of the effect of the FDIC/SAIF assessment, also increased $4,000, or 10.8%, to $41,000 for the three months ended September 30, 1996. With the FDIC/SAIF issue resolved, deposit insurance rates are expected to decline 21.7% in the fourth quarter of 1996 to $0.18 per $100.00 in assessable deposits and an additional 51.0% in 1997 to $0.065 per $100.00 in assessable deposits.

SECONDARY MORTGAGE MARKET LOAN ACTIVITY

Proceeds from the sales of first mortgage loans into the secondary mortgage market totaled $2.4 million and $2.9 million during the three months ended September 30, 1996 and 1995, respectively. Gain on sales of mortgage loans, net of a valuation allowance, for the three months ended September 30, 1996 totaled $23,000 compared to $37,000 for the same period in 1995. The decrease was attributable to the lower volume of loans sold into the secondary market during the three months ended September 30, 1996.

INCOME TAXES

For the three months ended September 30, 1996 income tax expense decreased 9,000, to a credit of $95,000 from a credit of $86,000 for the three months ended September 30, 1995. The primary reason for the decrease was the decrease in taxable income as a result of the FDIC/SAIF assessment. The credit in the 1995 period related to income taxes previously accrued for deductions claimed on the Bank's 1990 and 1991 Federal income tax returns. The deductions were not realized for financial reporting purposes, since the deductions were based upon issues that have yet to be settled by the IRS in tax court. In addition, non-interest expense for the three months ended September 30, 1995 included a credit of $26,000 for reduction of interest previously accrued on the aforementioned tax liability.


RESULTS OF OPERATIONS - COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995.

GENERAL

The net loss for the nine months ended September 30, 1996 was $19,000 compared to net income of $528,000 for the nine months ended September 30, 1995, a decrease of $547,000, or 103.6%. Excluding the after tax effect of the FDIC/SAIF assessment and the aforementioned taxation issue, non-recurring events, net income for the nine months ended September 30, 1996 was $257,000 while net income for the nine months ended September 30, 1995 was $362,000. The decrease in net income was primarily attributable to the increase in non-interest expense of $104,000, excluding the benefits accruing to Mr. David L. Beasley's estate(the Company's former Chief Executive Officer) upon his death in the amount of $208,000, and the decrease in non-interest income of $82,000, excluding the effects of the FDIC/SAIF assessment, the $191,000 in other income from a life insurance policy the Company held on Mr. Beasley at the time of his death and the aforementioned taxation issue.

NET INTEREST INCOME

The Company's net interest income before provision for loan losses was $1,970,000 for the nine months ended September 30, 1996 as compared to $1,885,000 for the nine months ended September 30, 1995, an increase of $85,000, or 4.5%. This increase in net interest income in the 1996 period was primarily due to increases in interest income on first mortgage loans and other loans attributable to large increases in the average balaces of such assets more than offsetting the increase in interest expense on FHLB advances and deposit accounts. Interest income on interest-earning assets totaled $4,714,000 for the nine months ended September 30, 1996 as compared to $3,933,000 for the same period in 1995, an increase of $781,000, or 19.9%. Interest expense on interest-bearing liabilities totaled $2,744,000 for the nine months ended September 30, 1996, as compared to $2,048,000 for the same period in 1995, an increase of $696,000, or 34.0%. The increase in net interest income occurred notwithstanding a decrease in the Company's net interest spread, which decreased 52 basis points to 2.67% for the nine months ended September 30, 1996 from 3.19% for the nine months ended September 30, 1995.

PROVISION FOR LOAN LOSSES

The Bank's provision for loan losses increased $86,000 for the nine months ended September 30, 1996 to $125,000 for the nine months ended September 30,
1996 from $39,000 for the nine months ended September 30, 1995.   The
increased provision was a result of management's evaluation of the general valuation allowance in relation to the investment in loans receivable, net and a reflection of the changing mixture including the addition of the Company's own credit card receivables. Balances in the credit card accounts totaled $811,000 at September 30, 1996. Unused credit lines totaled $1.8 million on over 350 accounts opened during the nine months ended September 30, 1996.

NON-INTEREST INCOME

Non-interest income decreased $273,000, or 43.8%, to $350,000 for the nine months ended September 30, 1996 from $623,000 for the same period in 1995. Excluding the proceeds of the life insurance policy on Mr. Beasley (discussed above), the decrease would have been $82,000 from $432,000 for the nine
months ended September 30, 1995.   The decrease was primarily due to the
$66,000 decrease in overall gains on sales of assets, including loans. Gains on sales of mortgage loans declined $42,000 as the Company sought to retain more of its mortgage originations in its portfolio. Also decreasing overall gains were the losses taken on the sales of securities and the losses taken on disposals of equipment no longer in use as the Company upgraded facilities and technology to promote the more efficient use of personnel. Other non-interest income also decreased through the nine months ended September 30, 1996 to $45,000, from $64,000 (excluding the life insurance proceeds). The decrease of $19,000, or 29.7%, was a result of isolated income generating events that occurred in the 1995 period. Loan servicing fees and charges decreased $7,000, to $132,000 for the nine months ended September 30, 1996, from $139,000 as the portfolio of loans serviced for others decreased, reducing service fee income. Partially offsetting the previously mentioned decreases was an increase in service charges on deposit accounts as a new deposit account fee structure was introduced in 1996 has bolstered deposit fee income.

NON-INTEREST EXPENSE

Non-interest expense increased $339,000, or 17.8%, to $2,240,000 for the nine months ended September 30, 1996, from $1,901,000 for the nine months ended September 30, 1995. Excluding the $417,000 effect of the non-recurring FDIC/SAIF assessment on 1996 federal deposit insurance premiums, the $208,000 effect on compensation and benefits of Mr. Beasley's death during the 1995 period, and the $26,000 effect of the reversal of accrued interest on the aforementioned taxation issue in the 1995 period, the increase in non-interest expense was $104,000, or 6.1% of the $1,719,000 of 1995 non-interest expense excluding such issues. The greatest share of the increase was in loan origination and servicing expenses, which increased $63,000 to $116,000 for the nine months ended September 30, 1996, from $53,000 for the nine months ended September 30, 1995 as commissions paid on loan originations increased with the increase in mortgage loan originations. Increases also occurred in occupancy and equipment, data processing, FDIC premiums (excluding the FDIC/SAIF assessment) and other expenses. Occupancy and equipment expenses increased $29,000 for the nine months ended September 30, 1996 to $178,000 from $149,000 for the nine months ended September 30, 1995 as the Company continued to invest in technology and facilities to improve productivity. Other expenses increased, excluding the effect of the aforementioned income tax issue in 1995, $28,000, to $401,000 for the nine months ended September 30, 1996 from $363,000 for the same period in 1995.
The increase was primarily the result of increases in item processing costs and advertising expenses. Partially offsetting the increase in the these non-interest expenses was the decrease in compensation expenses of $261,000, to $890,000 for the nine months ended September 30, 1996, from $1,151,000 for the nine months ended September 30, 1995. Excluding the benefits accruing to Mr. Beasley's estate upon his death in 1995, compensation decreased $53,000, to $890,000 for the nine months ended September 30, 1996, from $943,000 for the nine months ended September 30, 1995. The decrease is the result of management's effort to control the largest component of non-interest expense.

Deposit insurance premiums, excluding the non-recurring FDIC/SAIF assessment, increased $12,000, to $117,000 for the nine months ended September 30, 1996 from $105,000 for the nine months ended September 30, 1995 as average deposits were higher in the 1996 period. The FDIC/SAIF assessment of $417,000 will result in reduced deposit insurance premiums in future periods as long as the FDIC/SAIF fund retains its statutory capitalization level. For the remainder of 1996, deposit insurance rates will remain at $0.23 per $100.00 of assessable deposits with a rebate, payable after the quarter, estimated at $0.05 per $100.00 in assessable deposits for amounts in excess of the statutory capitalizaiton level of the FDIC/SAIF. For 1997, however, it has been estimated that the rates will be approximately $0.065 per $100.00 of assessable deposits.

SECONDARY MORTGAGE MARKET LOAN ACTIVITY

Proceeds from the sales of first mortgage loans into the secondary mortgage market totaled $5.9 million and $5.0 million during the nine months ended September 30, 1996 and 1995, respectively. Gain on sales of mortgage loans, net of a valuation allowance, for the nine months ended September 30, 1996 totaled $64,000 compared to $106,000 for the same period in 1995, a decrease of 39.6%.

INCOME TAXES

For the nine months ended September 30, 1996 income tax expense decreased $66,000, to a credit of $26,000 for the nine months ended September 30, 1996 from $40,000 for the nine months ended September 30, 1995. The primary reason for the decrease was the decrease in taxable income as a result of the FDIC/SAIF assessment. The 1995 period also was effected by a credit of $140,000 related to income taxes previously accrued for deductions claimed on the Bank's 1990 and 1991 Federal income tax returns. The deductions were not realized for financial reporting purposes, since the deductions were based upon issues that have yet to be settled by the IRS in tax court. In addition non-interest expense for the nine months ended September 30, 1995 includes a credit of $26,000 for reduction of interest previously accrued on the aforementioned tax liability.

PART II   OTHER INFORMATION

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

            Not applicable


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

                      FIRST FINANCIAL BANCORP, INC.
                      -----------------------------
                              (Registrant)


Dated:  November 8, 1996      By: /s/ Steven C. Derr
                                 ---------------------
                                 Steven C. Derr
                                 President
                                 Principal Executive Officer



Dated:  November 8, 1996      By: /s/ Keith D. Hill
                                 --------------------
                                 Keith D. Hill
                                 Treasurer
                                 Principal Financial Officer
                                 Principal Accounting Officer