Form 10KSB
period 1996-12-31
FIRST FINANCIAL BANCORP INC
filed 1997-03-31
CIK 908489

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED] For the Fiscal Year Ended December 31, 1996
                               OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
    For the transaction period from ------------------------ to
    -----------------------

                Commission File Number:  0-22394

                  FIRST FINANCIAL BANCORP, INC.
             ---------------------------------------
      (Exact Name of Small Business Issuer in its Charter)

          Delaware                         36-3899034
----------------------------         ----------------------
(State or Other Jurisdiction           (I.R.S. Employer
     of Incorporation or             Identification Number)
       Organization)

121 E. Locust Street, Belvidere, Illinois          61008
-----------------------------------------        ----------
(Address of Principal Executive Offices)         (Zip Code)

                         (815) 544-3167
       (Registrant's Telephone Number including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

                              None

   Securities Registered Pursuant to Section 12(g) of the Act:

             Common Stock, par value $.10 per share
                        (Title of Class)

     Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES /X/   NO /  /

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendments to this Form 10-KSB.   [ X ]

     As of February 28, 1997, there were issued and outstanding 418,488 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of March 14, 1997, was $6,250,162.

     Transitional Small Business Disclosure Format (check one):
YES  /  /      NO  / X /

               DOCUMENTS INCORPORATED BY REFERENCE

1. Sections of Annual Report to Stockholders for the fiscal year ended December 31, 1996 (Parts II and III).

2.   Proxy Statement for the 1997 Annual Meeting of Stockholders
    (Parts I and III).

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS

General

     First Financial Bancorp, Inc. (the "Company") is a Delaware corporation organized on June 25, 1993 by First Federal Savings and Loan Association of Belvidere (the "Mutual Association") for the purpose of acquiring all of the capital stock of the First Federal Savings Bank (the "Bank") issued in the conversion of the Mutual Association from mutual to stock form (the "Conversion"). The Company is registered as a savings and loan holding company with the Office of Thrift Supervision (the "OTS"). To date, the Company has not engaged in any material operations other than to hold all of the issued and outstanding stock of the Bank. See "First Federal Savings Bank" below. At December 31, 1996, the majority of the Company's assets consisted of the investment in the Bank. At December 31, 1996, the Company, on an unconsolidated basis, had total assets of $7.4 million and stockholders' equity of $7.3 million.

     The Company employs executive officers and a support staff if and as the need arises. Such personnel are provided by the Bank and the Company pays the Bank a management fee of $550 per month for such services. The Company neither owns nor leases any real property. It presently utilizes the premises, equipment and furniture of the Bank without the direct payment of any rental fees to the Bank. The Company's executive office is located at 121 Locust Street, Belvidere, Illinois 61008 and its telephone number is (800) 544-3093.

First Federal Savings Bank

     General. The Bank is a federally chartered savings institution headquartered in Belvidere, Illinois. The Bank's predecessor, the Mutual Association, was founded in July 1922 as "Belvidere Building and Loan Association," a state-chartered stock institution. In 1936, the Mutual Association converted to mutual ownership under the name "Belvidere Federal Savings and Loan Association" and received its federal mutual charter. In 1995, the Bank changed its name from "First Federal Savings Bank of Belvidere" to "First Federal Savings Bank." The Bank conducts business from two full-service offices located in Belvidere, Illinois, and one loan origination office located in Rockford, Illinois. Its deposits are insured up to the maximum allowable amount by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is a community-oriented savings institution engaged primarily in the business of originating one- to four-family residential mortgage loans in its primary market area. To a lesser extent, the Bank also originates multi-family and commercial real estate loans and a variety of consumer loans. The Bank also invests in various types of securities and assets that are permissible investments for federal savings banks, including federal funds, mortgage-backed securities, and securities issued or guaranteed by the United States Government or agencies thereof. The Bank funds its lending and investment activities primarily from deposits received at its branch locations, repayment of principal and interest on its mortgage loans, and, by borrowings from the Federal Home Loan Bank of Chicago (the "FHLB"). At December 31, 1996, the Bank had total consolidated assets of $94.2 million, total deposits of $65.0 million, FHLB advances of $20.5 million, and stockholders' equity of $6.8 million.

     Market Area. The Bank is a community-oriented savings institution offering a variety of financial products and services to the communities it serves. The Bank's primary market area is Boone and Winnebago Counties, located in northern Illinois. To a lesser extent, the Bank also originates loans in counties in Illinois contiguous to Boone and Winnebago Counties. Management believes that its offices are located in communities that can generally be characterized as stable residential neighborhoods of predominately one- to four-family residences. The Bank's principal market for deposits is concentrated in the neighborhoods surrounding its two full service offices in Belvidere, Illinois.

     As of 1990, the aggregate population of Boone and Winnebago
Counties was approximately 284,000. As of January 1997, the unemployment rate was 7.1% for the Rockford metropolitan statistical area, which includes Boone, Winnebago and Ogle
Counties, compared to 5.4% nationally.

     Until the early 1980's, the economy of northern Illinois and, in particular, the greater Rockford area was typical of many communities in the Midwest, consisting of a large agricultural base, most employment provided by large manufacturing industries, a large pool of skilled labor, and an extensive transportation infrastructure to support heavy industry. Boone and Winnebago Counties shared in the nationwide economic downturn of the early 1980's which adversely affected heavy industry. Since the early 1980's, the economy of Boone and Winnebago Counties has improved by reducing its reliance on heavy industry and by attracting and retaining a diverse array of industrial, retail and service companies. Currently, manufacturing accounts for less than 34% of employment and no single company or industry dominates employment in the area. While no firm employs more than 3% of the work force, there are many major companies and employers in the Bank's market area, such as Sundstrand Corporation, Chrysler Corporation, Camcar Textron, Dean Foods, United Parcel Service, Motorola, five area hospitals, Champion International, Central Rubber, Ingersoll Milling Machine, Woodward Governor Company, Pillsbury/Green Giant, Inc., Barber-Colman Company, Amerock Corp., Abar Ipsen, Belvedere Company, Inc., Franklin Wire Works and Atwood Industries, Inc. Additionally, from the early 1980's, the Chicago metropolitan market has grown westward towards the Bank's market area.

     The Bank faces significant competition in the origination of loans from savings and loan associations, other savings banks, mortgage banking companies, insurance companies, and commercial banks, many of which have greater financial and marketing resources. The Bank also faces significant competition in attracting deposits. Historically, most direct competition for deposits has been from savings and loan associations, savings institutions, commercial banks and credit unions. The Bank faces additional competition for deposits from short-term money market funds and other corporate and government securities funds and from other financial institutions such as brokerage firms and insurance companies. Competition has also increased as a result of the lifting of restrictions on the interstate operations of financial institutions.

     Lending Activities

     Loan Portfolio Composition. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences and, to a lesser extent, multi-family residences and commercial properties. At December 31, 1996, the Bank's gross loan portfolio totalled $74.6 million, of which $60.2 million, or 80.7%, were one- to four-family residential mortgage loans held for investment. At December 31, 1996, $19.0 million, or 25.5%, of the Bank's gross loan portfolio consisted of one- to four-family mortgage loans with adjustable interest rates.

     The remainder of the Bank's mortgage loans at December 31, 1996 consisted of $5.3 million of multi-family, commercial real estate, and other mortgage loans and mortgage loans held for sale, representing 7.1% of gross loans. The Bank's consumer loans consist of home improvement loans, home equity loans, savings account loans, automobile loans, credit card loans, and other loans that totalled $9.2 million, or 12.3%, of gross loans at December 31, 1996.

     Analysis of Loan and Mortgage-Backed Securities Portfolio.
The following table sets forth the composition of the Bank's loan portfolios at the dates indicated.


                                                                                    At December 31,
                                 -------------------------------------------------------------------------------------------------
                                       1996               1995 (1)             1994 (2)               1993               1992

                                 Amount   Percent   Amount     Percent    Amount      Percent   Amount    Percent  Amount   Percent
                                 -------- -------   --------   -------    --------    -------   --------  -------  -------- -------
                                                                                   (Dollars in Thousands)
First mortgage loans:
 1-4 family residential          $ 52,417    70.22%  $ 37,536     73.52%  $ 35,529    75.69%  $  26,608   62.85%  $ 29,486    73.14%
 1-4 family residential,
  purchased                         7,792    10.44      1,605      3.14      1,848     3.94       2,202    5.20      2,958     7.34
    Held for sale                      --     0.00        390      0.76        777     1.65       8,443   19.95      2,200     5.46
    Other                           5,279     7.07      4,960      9.71      3,191     6.80         619    1.46        339     0.84
     Total first mortgage loans    65,488    87.73     44,491     87.14     41,345    88.08      37,872   89.46     34,983    86.78
Other loans                         9,157    12.27      6,567     12.86      5,594    11.92       4,462   10.54      5,330    13.22
       Total loans receivable      74,645   100.00%    51,058    100.00%    46,939   100.00%     42,334  100.00%    40,313   100.00%

Less:
 Undisbursed loan proceeds            197                 252                  216                  495                217
 Unearned discounts, premiums
   and deferred loan origination
   fees, net                          165                 246                  252                  196                251
 Allowance for loan losses            468                 330                  310                  343                169
                                 --------            --------             --------             --------          ---------
   Total loans receivable, net   $ 73,815            $ 50,230             $ 46,161             $ 41,300          $  39,676
                                 --------            --------             --------             --------          ---------
                                 --------            --------             --------             --------          ---------

Mortgage-backed securities:
 FHLMC                                 --       --%  $     --        --%  $     --       --%   $  1,036   10.21%  $    993    15.25%
 FNMA                                  --       --         --        --         --       --       2,087   20.56      3,514    53.99
 GNMA                                  --       --         --        --         --       --       4,320   42.56      2,002    30.76
 Collateralized mortgage
   obligations                         --       --         --        --         --       --       2,708   26.67         --       --
   Total mortgage-backed securities    --       --         --        --         --       --      10,151  100.00%     6,509   100.00%
 Premiums and discounts, net           --                  --                   --       --         285                233
   Total mortgage-backed securities,
   net                                 --                  --                   --       --    $ 10,436            $ 6,742

Mortgage-backed securities available
 for sale (at fair value):
 FHLMC                           $  1,094    11.97%  $    832      9.76%  $     --       --%  $     --       --%   $    --       --%
 FNMA                               1,751    19.17      1,295     15.20   $     --       --   $     --       --    $    --       --%
 GNMA                               4,282    46.87      4,376     51.36   $     --       --   $     --       --    $    --       --%
 Collateralized mortgage
  obligations                       2,009    21.99      2,018     23.68   $     --       --   $     --       --    $    --       --%
   Total mortgage-backed securities
   available for sale               9,136    00.00%  $  8,521    100.00%  $     --       --%  $     --       --%   $    --       --%

Mortgage-backed securities held
 to maturity: (at amortized cost)
 FHLMC                           $     --     0.00%  $    135     10.41%  $    889       --   $     --       --%    $    --      --%
 FNMA                                 271    26.06        302     23.28      1,767       --   $     --       --     $    --      --%
 GNMA                                  --       --         --        --      4,790       --   $     --       --     $    --      --%
 Collateralized mortgage obligations  769    73.94        860     66.31      2,943       --   $     --       --     $    --      --%
   Total mortgage-backed securities
   held to maturity                 1,040   100.00%  $  1,297    100.00%    10,389       --%  $     --       --%    $    --      --%
 Premiums and discounts, net           17                  21                  307
  Total mortgage-backed securities
   held to maturity, net         $  1,057            $  1,318             $ 10,696              $   --            $      --

---------------------------------------
(1) The Company reclassified substantially all of its mortgage-backed securities to available-for-sale in
    December 1995 under a window of opportunity provided under SFAS 115.
(2) The Company adopted FASB 115 "Accounting for Certain Debt and Equity Securities" as of January 1, 1994,
    which resulted in the Company's classifying all mortgage-backed securities as available for sale, held to maturity or trading.
(3) Includes $33.3 million, $3.0 million, $42.3 million and $17.9 million of mortgage-backed securities available for sale at July 31, 1996, 1995, 1994, and 1993, respectively.  See Note 2 to
    Consolidated Financial Statements.

     Loan Maturity Schedule. The following table sets forth certain information as of December 31, 1996, regarding the dollar amount of gross loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans and credit card loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. All other loans are included in the period in which the final contractual repayment is due.

                                    Within      1-3       3-5      5-10      10-20   Beyond 20
                                    1 Year     Years     Years     Years     Years     Years     Total
                                    ------------------------------------------------------------------
First mortgage loans              $  891      $4,219    $8,587    $11,148   $10,672   $29,971   $65,488
Other loans                        2,325       2,103     1,283      3,446        --        --     9,157
   Total                          $3,216      $6,322    $9,870    $14,594   $10,672   $29,971    74,645



    The following table sets forth the dollar amount of all gross loans at December 31, 1996, which have predetermined interest rates and have floating or adjustable interest rates and which are due after December 31, 1997.


                                  Fixed       Adjustable       Total
                                  ----------------------------------
                                            (In Thousands)

First mortgage loans              $45,578      $19,019       $64,597
Other loans                         2,161        4,671         6,832
   Total                           47,739      $23,690       $71,429


    Originating and Selling One- to Four-Family Mortgage Loans. The Bank's primary lending activity is the origination of first mortgage loans secured by one- to four-family residential properties. Single family residential owner-occupied mortgage loans are underwritten in conformity with the criteria established by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), the Federal Home Administration ("FHA") and the Department of Veteran's Affairs (the "VA"), and are eligible for sale to such agencies, with the exception of loans exceeding applicable agency dollar limits. To a lesser extent, the Bank originates loans secured by non-owner occupied one- to four-family residential real estate.

    One- to four-family residential mortgage loans originated by the Bank are generally for terms ranging from three to 30 years, amortize on a monthly basis, and have principal and interest due each month. Such real estate loans often remain outstanding for significantly shorter periods than their contractual terms to maturity, particularly in a declining interest rate environment. Borrowers may refinance or prepay loans at their option without penalty. One- to four-family residential mortgage loans originated by the Bank customarily contain "due-on-sale" clauses which permit the Bank to accelerate the indebtedness of the loan upon transfer of ownership of the mortgaged property.
Due-on-sale clauses are an important means of increasing the interest rate on existing mortgage loans during periods of rising interest rates.

    The Bank originates fixed-rate mortgage loans amortized on a monthly basis with principal and interest due monthly. In recent years the Bank has generally retained in its loan portfolio only fixed-rate mortgage loans with terms of 15 years or less and has held for sale or sold on a non-recourse basis fixed-rate mortgage loans with terms greater than 15 years, subject to the Bank's interest-rate risk management policies. Fixed-rate mortgage loans with terms greater than 15 years are generally held for sale or sold on a non-recourse basis, with servicing retained (except for FHA and VA loans, which are sold on a servicing-released basis).

    The Bank has purchased participating interests in first mortgage loans. Management's analysis of such loans in terms of underwriting, collection techniques, evaluation of reserves and delinquency status is the same as for one- to four-family residential mortgage loans originated by the Bank. Based on the foregoing, management of the Bank does not believe that such participations present any materially greater risk of delinquency than one- to four-family residential mortgage loans originated by the Bank.

    The Bank also originates ARM loans to reduce interest rate risk. The Bank originates one- and three-year ARM loans which adjust in relationship to U.S. Treasury rates. ARM loans are originated with terms ranging from 15 to 30 years. Currently, ARM loans originated by the Bank provide for maximum adjustments of 2% per adjustment, with overall interest rate caps of 6% and interest rate floors of 1% under the initial interest rate. The Bank originated $4.1 million in ARM loans during the year ended December 31, 1996, as compared to $1.8 million for the year ended December 31, 1995.

    The Bank's current lending policy is to originate and retain in its portfolio all ARM loans. During the year ended December 31, 1996, the Bank originated $4.1 million in ARM loans, and at December 31, 1996, $19.0 million, or 25.5%, of the Bank's gross loan portfolio consisted of ARM loans. ARM loans generally pose a risk that as interest rates rise, the amount of a borrower's monthly loan payment also rises, thereby increasing the potential for delinquencies and loan losses. At the same time, the marketability of such loans may be adversely affected by higher rates.

    The Bank's lending policies generally limit the maximum loan-to-value ratio on one- to four-family mortgage loans secured by owner-occupied properties to 80% of the lesser of the appraised value or purchase price of the property. The Bank originates some loans with up to 97% loan-to-value ratios on which it charges a higher effective interest rate; however, the Bank's policy is to require private mortgage insurance on loans with a loan-to-value ratio in excess of 80%.

    Commercial Real Estate and Multi-Family Lending. The Bank originates commercial real estate and multi-family loans on a limited basis. At December 31, 1996, such loans represented 8.1% of the Bank's mortgage loan portfolio and 7.1% of the Bank's gross loan portfolio. The Bank generally does not solicit such loans, and originates such loans selectively and on a case-by-case basis. During 1997, the Bank plans to expand its commercial real estate loan portfolio as a means to increase net interest margins and overall profitability. The Bank originated
$1.1 million of commercial and multi-family real estate loans in 1996. At December 31, 1996, the Bank's commercial real estate and multi-family real estate loan portfolio totalled
$5.3 million. The largest loan at December 31, 1996 was $690,000.

    The Bank's commercial real estate loans typically are secured by office buildings, retail shopping stores, light industrial/warehouse facilities and ecumenical buildings. The Bank generally makes such loans in amounts up to 80% of the appraised value of the property.

    The Bank's multi-family loans are typically secured by residential properties containing 6, 8 or 12 dwelling units located in its primary market area. None of the Bank's multifamily loans are secured by residential properties containing more than 64 units. The Bank makes such loans in amounts up to 80% of the appraised value of the property. The Bank generally requires a positive cash flow on all multi-family properties. Multi-family loans are offered with fixed or adjustable interest rates. Fixed-rate and adjustable rate loans generally bear interest rates which are keyed to interest rates paid on U.S. Treasury issues.

    Multi-family and commercial real estate loans generally are for larger loan amounts and involve greater risks than one- to four-family residential mortgage loans. Because payments on loans secured by such properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks in a variety of ways, including limiting the size of such loans and strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Bank obtains appraisals on each property in accordance with applicable regulations.

    Consumer, Home Equity and Other Lending. The Bank also offers a variety of consumer loans which consist primarily of home equity loans, but which also include home improvement loans, installment loans secured by automobiles, savings account loans and other secured and unsecured consumer loans.

    In past years, the Bank made indirect auto loans that were originated by local automobile dealers. The Bank had reduced its participation in indirect auto lending in recent years due, in part, to increased levels of delinquencies and repossessions in indirect auto loans as compared to auto loans originated directly by the Bank. The Bank began a controlled re-entry into indirect auto lending during the year ended December 31, 1994. Management of the Bank does not, however, currently anticipate that indirect auto loans will constitute a significant part of its consumer loan portfolio in the immediate future.

    The Bank offers home equity loans which are line of credit loans secured by a first or second mortgage on one- to four-family, owner-occupied residential properties located in its market area. Home equity line of credit loans are offered with adjustable interest rates only and currently have terms of five to twenty years. The Bank also offers fixed-rate home improvement loans. As of December 31, 1996, the Bank's consumer loan portfolio totalled $9.2 million, or 12.3%, of the Bank's gross loan portfolio. Of the consumer loan portfolio, home improvement and home equity loans comprised $5.1 million, or 6.9%, of the Bank's gross loan portfolio, and other loans (approximately $1.4 million of which were secured by automobiles) comprised $4.1 million, or 5.4%, of the Bank's gross loan portfolio.

    In addition, the Bank offers unsecured consumer loans through its Visa and MasterCard programs. In 1996, the Bank continued to expand its consumer loan portfolio by marketing credit card loans. Management believes that these loans, which carry a higher rate of interest, can enhance net interest income when offered in conjunction with a prudent credit risk policy and collection program.

    Consumer loans entail greater risks than do one- to four-family residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, the remaining deficiency in some cases does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. The Bank's level of consumer loan delinquencies generally has been low. No assurance can be given, however, that the Bank's delinquency rate on consumer loans will continue to remain low in the future.

    Loan Concentration. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") amended the Home Owners' Loan Act of 1933 ("HOLA") to limit the amount of credit a savings institution could extend to any single borrower or related group of borrowers generally to 15% of the savings institution's unimpaired capital and surplus. The applicable regulations also provide that additional amounts of credit may be extended to such borrowers, in certain circumstances, in amounts up to 10% of the savings institution's unimpaired capital and surplus, if such credit is secured by readily marketable collateral, which generally does not include real estate. Loans originated prior to the enactment of the FIRREA, however, are deemed to comply with the limits imposed by the FIRREA if made in accordance with the then applicable lending limits. At December 31, 1996, the Bank had no loans in excess of its loan to one borrower limitation. At December 31, 1996, the maximum dollar amount of loans to one borrower that the Bank was authorized to make was $1,107,000. At that date, the largest concentration of loans to one borrower totalled $690,000.

    Loan Origination, Purchase, Sale and Servicing Activities. Mortgage loan applications are accepted at the Bank's Locust Street Office, at its loan origination office, and by commissioned loan originators employed by the Bank who accept applications from throughout the Bank's market area. The Bank also accepts consumer loan applications at its Locust Street office. Loans are generated through the Bank's marketing efforts, its present customers, walk-in customers and referrals from real estate brokers, builders, local businesses and commissioned loan originators. The Bank generally originates one-to four-family residential mortgage loans in conformity with FNMA, FHLMC and other agency guidelines to facilitate the sale of fixed-rate residential mortgage loans in the Bank's secondary mortgage market operations. The Bank also originates loans in amounts exceeding agency guidelines.

    Each fixed-rate mortgage loan that is originated for sale is held in the Bank's held for sale portfolio until a commitment has been obtained from FNMA, FHLMC or another financial institution to purchase the loan or group of loans. The Bank's loans are sold without recourse. All ARM loans and fixed-rate loans with terms of less than 15 years are retained in the Bank's portfolio. Gains or losses resulting from sales of loans are recorded at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of loans sold.

    The Bank has adopted the provisions of FASB Statement
No. 122, Accounting for Mortgage Servicing Rights, as of January 1, 1995. Under Statement 122, the Bank has capitalized the cost of mortgage servicing rights ("MSRs") on mortgages originated after December 31, 1994 which have been sold or securitized. The allocation of the total cost of the mortgages to MSRs and the mortgages (without MSRs) is based on their relative fair values. MSRs are amortized in proportion to and over the period of estimated net servicing income.

    The gross servicing fee income from loans originated is generally 1/4% to % of the total balance of the loan serviced. When servicing is retained at other than a normal servicing fee, an additional gain or loss is recognized and an excess servicing fee receivable or payable is recorded at the time of sale based upon the net present value of expected amounts to be received or paid resulting from the difference between the contractual interest rates received from the borrowers and the rate paid to the buyer. The resulting servicing fee premium or discount is amortized or accreted to loan servicing income over the estimated remaining life of the loans sold.

    Management has not established a dollar amount for its loan servicing portfolio. At December 31, 1996, the Bank's portfolio of loans serviced for others totalled $52.6 million. Loan servicing fees and charges for the years December 31, 1996, 1995 and 1994 were $198,000, $185,000 and $139,000, respectively.

    The table below shows the Bank's loan originations, sales and repayments of loans for the periods indicated.


                                      Year Ended December 31,

                                   1996       1995       1994
                                         (In Thousands)

Loans receivable and loans held
 for sale (gross):

   At beginning of period        $51,058     $46,939     $42,334

Originations:
 First mortgage loans:
  1-4 family residential,
   portfolio                      21,797       6,466      13,000
  1-4 family residential,
   held for sale                   6,492       7,650       6,034
  Other                            1,115       1,717       2,956
     Total first mortgage loans   29,404      15,833      21,990
 Other loans                       6,286       6,453       5,975
       Total originations         35,690      22,286      27,965

Principal repayments              (5,350)    (10,663)    (10,704)
Sale of first mortgage loans      (6,753)     (7,504)    (12,656)
  Net loan activity               23,587       4,119       4,605
At end of the period             $74,645     $51,058     $46,939

    Loan Approval Procedures and Authority. The Bank accepts consumer loan applications at its Locust Street office and mortgage loan applications at its Locust Street office and at its loan origination office. For all loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered, income and certain other information generally is verified and, if necessary, additional financial information is required. All borrowers of one- to four-family residential mortgage loans are qualified pursuant to applicable agency guidelines except that the Bank may make loans in amounts exceeding applicable agency limits. The Bank's policies require appraisals on all real estate intended to secure a proposed loan, which currently are performed by independent appraisers designated and approved by the Bank. The Board annually approves the independent appraisers used by the Bank and reviews the Bank's appraisal policy. It is the Bank's policy to obtain title insurance on all real estate first mortgage loans. Borrowers must also obtain hazard insurance prior to closing. Borrowers generally are required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes and hazard insurance premiums.

    Certain officers have authority to approve loans up to specified dollar amounts. All one- to four-family first mortgage loans of $207,000 or less may be approved by the Vice President of Lending. One- to four-family mortgage loans in excess of $207,000 must be approved by the Loan Committee. Secured and unsecured consumer loans may be approved by the Vice President of Lending in amounts up to $100,000 for secured and unsecured loans. Consumer loans in excess of these amounts must be approved by the Loan Committee. All mortgage loans and consumer loans are ratified by the Board of Directors at its regular monthly meetings.

    Mortgage-Backed Securities. The Bank also invests in mortgage-backed securities. At December 31, 1996, net mortgage-backed securities totalled $10.2 million, or 10.8%, of total assets consisting of $3.2 million of fixed-rate mortgage-backed securities and $7.0 million of adjustable-rate mortgage-backed securities. As of December 31, 1996, mortgage-backed securities were insured or guaranteed by either the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA"), or the Federal Home Loan Mortgage Corporation ("FHLMC"), or in the case of collateralized mortgage obligations ("CMOs"), backed by the collateral of such agencies. At December 31, 1996, 1995 and 1994, the amortized cost of the Bank's net mortgage-backed securities portfolio totalled $10.4 million, $9.8 million, and $10.7 million, respectively.

    The Bank maintains its mortgaged-backed securities investments in two separate portfolios, a held-to-maturity portfolio, which consists of mortgage-backed securities purchased with the intent to hold to maturity and an available-for-sale portfolio, which consists of securities held for liquidity and asset/liability management purposes. Mortgage-backed securities in the held-to-maturity portfolio are accounted for on an amortized cost basis and those in the available-for-sale portfolio are accounted for on a market value basis with unrealized profit and losses affecting stockholders' equity pursuant to SFAS 115. Such securities are liquid and, therefore, they are categorized as available for sale. In 1995, the Bank reclassified substantially all of its held-to-maturity portfolio to the available-for-sale classification, allowing for active management of more of the Bank's portfolio.

    Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgage loans with varying interest rates and maturities. The mortgage loans backing the mortgage-backed securities can be either fixed-rate or ARM loans. The interest rate risk characteristics of the underlying pool of mortgages as well as the prepayment risk are passed on to the holder of the mortgage-backed securities. Consequently, in a declining interest rate environment there is a risk that mortgage-backed securities will prepay faster than anticipated thereby adversely affecting the yield to maturity and the related market value of the mortgage-backed securities. Moreover, there can be no assurance that the Bank would be able to reinvest the cash flow from prepaid mortgage-backed securities into comparable yielding investments. In a rising interest rate environment the value of the mortgage-backed securities may be impaired since the risk of default of mortgage-backed securities backed by ARM loans is increased, and the mortgage-backed securities with fixed-rate underlying mortgage loans will be worth less as investors seek higher yielding investments.

    Set forth below is a table showing the Bank's purchases, sales and repayments of mortgage-backed securities for the periods indicated.


                                      Year Ended December 31,

                                   1996       1995       1994
                                         (In Thousands)

Mortgage-backed securities (net):
 At beginning of the period      $ 9,839      $10,696     $10,436

 Purchases                         1,753          137       1,544
 Sales                                --           --          --
 Principal repayments(1)          (1,335)        (818)     (1,284)
 Unrealized loss on mortgage-
  backed securities available
  for sale                           (64)        (176)         --
 At end of the period            $10,193       $9,839     $10,696


(1) Includes amortization/accretion of premiums/discounts.

     Set forth below is a table showing the Bank's ARM and fixed-rate mortgage-backed securities for the periods indicated.


                                                             At December 31,

                                               1996               1995              1994

Mortgage-backed securities, net:
  Adjustable rate(1)                    $ 6,995   68.63%     $7,132   72.61%    $ 8,089   75.63%
  Fixed-rate(2)                           3,198   31.37       2,707   27.39       2,607   24.37
    Total mortgage-backed securities,
    net                                 $10,193  100.00%     $9,839  100.00%    $10,696  100.00%

-----------------------

(1)  Includes CMOs with carrying value of $318,000, $317,000 and $333,000 in 1996, 1995 and 1994,
     respectively.
(2)  Includes CMOs with carrying value of $2.5 million, $2.6 million, and $2.6 million in 1996,
     1995 and 1994, respectively.



Delinquencies and Classified Assets.

    Delinquent Loans. The Asset Review Committee performs a monthly review of all delinquent loans, which is then presented to the Board of Directors. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency.

    The Bank's policies generally provide that delinquent mortgage loans be reviewed and that a written late charge notice be mailed no later than the 15th day of delinquency. The policies also require telephone contacts for loans more than 30 days delinquent and no later than the 40th day of delinquency to ascertain the reasons for the delinquency and the prospects of repayment. A second telephone contact is attempted after a loan has been delinquent for 45 days. Face-to-face interviews and collection notices are generally required for FHA and VA loans more than 60 days delinquent and, on a case by case basis, for other mortgage loans. After 90 days, the Bank will either set a date by which the loan must be brought current, enter into a written forbearance agreement, foreclose on any collateral or take other appropriate action. The Bank's policies regarding delinquent consumer loans are similar except that telephone contacts and correspondence will generally occur after a consumer loan is more than 15 days delinquent.

    The Bank's general policy is to continue to accrue interest on all loans 90 days past due and discontinue the accrual of interest on a case-by-case basis. The Bank will discontinue the accrual of interest on loans and establish a reserve upon a determination that the loan may result in a loss. Interest on loans contractually delinquent 90 days or more is excluded from earnings unless, in management's judgment, collectibility is highly probable, collection efforts are in progress, and the loans are adequately collateralized. Property acquired by the Bank as a result of a foreclosure on a mortgage loan is classified as real estate owned ("REO") and is recorded at the lower of the investment on the related loan or fair value at the date of acquisition and carried at the lower of cost or fair value, less selling costs. At December 31, 1996, the Bank had $144,000 in loans that were 90 days or more delinquent, of which $113,000 were secured by one- to four-family residences, $4,000 were secured by multi-family units, and $27,000 in consumer loans. At December 31, 1996, the Bank had no REO.

    In 1995 the Bank adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan", which was amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". SFAS 114 requires that impaired loans, those on which the Bank will be unable to collect all amounts due, including principal and interest under the contractual terms of the loan, be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's market price or the fair value of the collateral, if the loan is collateral dependent. SFAS 114 is applicable to all creditors and to all loans regardless of whether they are collateralized and does permit the collective valuation of impairment for large groups of smaller-balance homogenous loans. The impact of adopting SFAS 114 in 1995 has not been material to the Bank since all of the Bank's impaired loans are collateral dependent and the method of measuring loss on these loans has not changed from the prior year.

    Classified Assets. Federal regulations require the classification of loans and other assets such as debt and equity securities, considered by the OTS to be of lesser quality, as "substandard", "doubtful" or "loss" assets. The Bank's classification policies provide that assets will be classified according to OTS regulations. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified as "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full", on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "special mention" by management. As of December 31, 1996, the Bank had $9,000 of loans classified as substandard, $2,000 in loans classified as doubtful or loss, and $446,000 of loans classified as special mention in loans 89 days or less. The Bank had $457,000 in classified assets less than 89 days, which were delinquent at December 31, 1996.

    The following table sets forth the amount of outstanding loans classified at December 31, 1996, in each of the categories listed.


                                                       At December 31, 1996

                                                         Doubtful     Special
                                          Substandard     or Loss     Mention     Total

Loans delinquent 90 days or more:
  Accruing:
    First mortgage loans:
      1-4 family residential              $ --           $--           $ --       $ --
      Other loans                           --            --             --         --
    Other loans                             --            --             --         --
        Total                               --            --             --         --
  Non-accruing:
    First mortgage loans:
      1-4 family residential              $113           $--           $ --       $113
      Other loans                            6            --             --          6
    Other loans                             15            13             --         28
        Total                              134            13             --        147

      Total classified loans delinquent
        90 days or more                    134            13             --        147

Loans delinquent 60-89 days:
  Accruing:
    First mortgage loans:
      1-4 family residential              $ --           $--           $ --       $ --
      Other loans                           --            --             --         --
    Other loans                             --            --             --         --
        Total                               --            --             --         --
      Total classified loans delinquent
        60-89 days                          --            --             --         --

Non-accruing:
    First mortgage loans:
      1-4 family residential              $ --           $--           $ --       $ --
      Other loans                           --            --             --         --
    Other loans                             --            --             30         30
        Total                               --            --             30         30
      Total classified loans delinquent
        60-89 days                          --            --             30         30

Other accruing classified loans              2             1            416         419
Other non-accruing classified loans          7             1             --           8
  Total other classified loans               9             2            416         427
    Total classified loans                $143           $15           $446        $604



    The Bank's policies provide that the Board of Directors review a report of all classified assets on a monthly basis and that such classified asset reports be provided to the OTS on a quarterly basis. When the Bank determines that an asset should be classified, it generally does not establish a specific allowance for such asset unless it determines that a loss on such asset is evident. The Bank may increase, however, its general valuation allowance in an amount deemed prudent. General valuation allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. The Bank's policies provide for the establishment of a specific allowance equal to 100% of each asset classified as "loss" or to charge-off such amount. A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances. The Bank reviews the problem loans in its portfolio on a monthly basis to determine whether any loans require classification in accordance with applicable regulations and believes its classification policies are consistent with OTS policies.

    The specific valuation allowances established by the Bank for different categories of loans at the dates shown, were as follows.

                                      At Ended December 31,

                                   1996       1995       1994
                                         (In Thousands)


Mortgage loans                   $ --        $ --        $ --
Direct consumer loans              13          18           8
Indirect consumer loans             2           9           9
   Total                         $ 15          27        $ 17


    Delinquent Loans and Non-Performing Assets. The following table sets forth information regarding delinquent loans, other non-accruing loans, and REO at the dates indicated. As of the dates indicated, the Bank did not have any material restructured loans within the meaning of SFAS 15, as amended by SFAS 114.


                                                         At December 31,

                                        1996       1995       1994       1993       1992


Loans delinquent 90 days or more:
  Accruing:
    First mortgage loans:
      1-4 family residential(1)         $  --        $ 196       $  11    $  211    $  211
    Other loans                            --            3           4        20        25
        Total                              --          199          15       146       236
Non-accruing:
    First mortgage loans:
      1-4 family residential(1)         $ 113        $  82       $  74    $   93    $  233
    Other loans                             4           --          --        --        --
        Total                             144          200         114       154       303

Loans delinquent 89 days or less:
    Other loans:                            2           19          --        --        --
        Total non-performing loans        146          418         129       300       539
Total real estate owned, net of related
 allowance for losses                      --           --          --        --        61
        Total non-performing assets     $ 146        $ 418       $ 129     $ 300     $ 600

Total non-performing loans to net
 loans receivable(2)                     0.20%        0.83%       0.28%     0.73%     1.36%
Total non-performing loans to
 total assets                            0.15         0.56        0.18      0.44      0.83
Total non-performing loans and
 REO to total assets                     0.15         0.56        0.18      0.44      0.92


(1) Includes loans sold with recourse of $45,000 at December 31, 1993.
(2) Net loans receivable includes loans held for sale.

    Delinquent Loans. The following table sets forth information with respect to loans delinquent 60-89 days in the Bank's loan portfolio at the dates indicated.


                                                       At December 31, 1996

                                        1996       1995       1994       1993       1992

Loans delinquent 60-89 days:
  First mortgage loans:
    1-4 family residential(1)          $33           $122        $143     $427      $460
  Other loans                           31             12          15       27        50
      Total loans delinquent
       60-89 days                      $64           $134        $158     $454      $510

--------------------
(1) Includes loans sold with recourse of $19,000 at December 31, 1994, $12,000 at December 31,
        1993 and $47,000 at December 31, 1992.



    The following table sets forth information with respect to the Bank's delinquent loans and other problem assets at December
31, 1996.

                                            At December 31, 1996
                                            Balance       Number
                                           (Dollars In Thousands)


First mortgage loans:
 1-4 family residential:
   Loans 30-59 days delinquent              $1,159          57
   Loans 60-89 days delinquent                  33           1
   Loans 90 days or more delinquent            117           3
 Other loans:
   Loans 30-59 days delinquent                  49           8
   Loans 60-89 days delinquent                  31           3
   Loans 90 days or more delinquent             27           8
Real estate owned                               --          --
Loans to facilitate sale of real estate
 owned                                          --          --
Total delinquent loans and other problem
 assets                                     $1,146          80


    Allowance for Loan Losses. An allowance for loan losses is maintained at a level considered adequate to absorb future loan losses. Management of the Bank, in determining the provision for loan losses, considers the risks inherent in its loan portfolio and changes in the nature and volume of its loan activities, along with the general economic and real estate market conditions. The Bank utilizes a two tier approach:
(i) identification of problem loans and the establishment of specific loss allowances on such loans; and (ii) establishment of general valuation allowances on the remainder of its loan portfolio of which credit cards and other credit lines are reserved against the total credit lines. The Bank maintains a loan review system which allows for a periodic review of its loan portfolio and the early identification of potential problem loans. Such system takes into consideration, among other things, delinquency status, size of loans, type of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified loans based on a review of such information and/or appraisals of the underlying collateral. Although the Bank maintains its allowance for losses on loans at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts or that the Bank will not be required to make additions to the allowance for losses on loans in the future. Future additions to the Bank's allowance for loan losses and any changes in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the economy, changes in real estate values and interest rates, the view of the regulatory authorities toward adequate reserve levels, and inflation.

    Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank's allowance for loan losses at or for the dates indicated.


                                                          At December 31,

                                        1996       1995       1994       1993       1992
                                                      (Dollars in Thousands)

Total net loans outstanding(1)          $73,815    $50,233    $46,161    $41,300    $39,676
Average loans outstanding(1)             67,621     48,205     41,383     39,815     42,483

Allowance balances:
 At beginning of period                 $   330    $   310    $   343    $   169    $   121
 Provision for losses:
  First mortgage loans                       72         34          1         62         18
  Other loans                               110          5          3        117         78
 Charge-offs:
  First mortgage loans                       --         --         --         --         --
  Other loans                                44         19         38         10         56
 Recoveries:
  First mortgage loans                       --         --         --         --         --
  Other loans                                --         --          1          5          8
At end of period                        $   468    $   330     $  310    $   343     $  169

Allowance for loan losses as a
 percent of total loans outstanding
 at end of period                          0.63%      0.66%      0.67%      0.83%      0.43%
Net loans charged off as a percent of
 average loans outstanding                 0.07       0.04       0.09       0.01       0.11
Ratio of allowance for loan losses to
 total non-performing loans at end of
 period                                  320.55      78.95     240.31     114.33      31.35
Ratio of allowance for loan losses to
 total non-performing assets at end of
 period                                  320.55      78.95     240.31     114.33      28.17

-------------------------
(1) Includes loans held for sale.


    Allocation of Allowance for Loan Losses. The following table sets forth the allocation for loan losses by loan category for the periods indicated.


                                                             At December 31,

                                       1996                        1995                      1994
                               ---------------------      ----------------------     ----------------------

                                          % of Loans                 % of Loans                 % of Loans
                                            In Each                    In Each                    In Each
                                          Category to                Category to                Category to
                               Amount     Total Loans     Amount     Total Loans     Amount     Total Loans
Balance at end of period
 applicable to:
 First mortgage loans:
  1-4 family residential        $168          80.66%       $133         76.67%        $136           79.63%
  Held for sale                   --             --          --          0.76           --            1.65
  Other                           40           7.07          37          9.71           --            6.80
 Other loans                     260          12.27         160         12.86          174           11.92
     Total allowance for
       loan losses              $468         100.00%       $330        100.00%        $310          100.00%


    Securities Activities. Federally chartered savings institutions have the authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured associations and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Additionally, the Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Historically, the Bank has maintained liquid assets above the minimum OTS requirements, and its average liquidity ratio of 6.16% for December 1996 exceeded the 5% regulatory liquidity requirement. The Bank believes that its average level of liquid assets is adequate to meet its normal daily activities.

    The securities policy of the Bank established by the Board of Directors attempts to provide and maintain liquidity, generate a favorable return on securities without incurring undue interest rate and credit risk, and complement the Bank's lending activities. The Bank's policies generally limit securities to investments qualifying as eligible securities under OTS regulations. At December 31, 1996, the Bank had securities (including FHLB stock) in the aggregate amount of $6.0 million with a market value of $6.0 million. At December 31, 1996, the Bank's securities portfolio consisted of $4.0 million of U.S. Government and federal agency obligations, a decrease of $5.5 million since December 31, 1995. The decrease in U.S. Government and federal agency obligations resulted from sales of and maturities in the respective issues and the reinvestment of these funds into the mortgage loan portfolio. The Bank also invests in ARM mutual funds which invest in FNMA, FHLMC and other federal agency obligations. At December 31, 1996, the Bank had invested $845,000 in ARM mutual funds. The value of the ARM mutual funds fluctuates with changes in the value of the underlying securities. However, the Bank believes that the risk of loss on these securities is minimal given the type of securities underlying the ARM mutual funds. The Bank maintains its securities in two separate portfolios, a held-to-maturity portfolio, which consists of securities purchased with the intent to hold to maturity and an available-for-sale portfolio, which consists of securities held for liquidity and asset/liability management purposes. Securities in the held-to-maturity portfolio are accounted for on an amortized cost basis and those in the available-for-sale portfolio are accounted for on a market value basis with unrealized profits and losses affecting stockholders' equity pursuant to SFAS 115. Such securities are liquid and therefore they are categorized as available for sale.

In 1995 the Bank reclassified substantially all of its held-to-maturity portfolio to the available-for-sale classification, allowing for active management of more of the Bank's portfolio.

    For information regarding the Bank's mortgage-backed securities portfolio see "-Lending Activities-Mortgage-Backed
Securities."

    Securities Portfolio. The following table sets forth the carrying value of the Company's securities portfolio, including FHLB stock, at the dates indicated. At December 31, 1996, the market value of the Company's securities portfolio, including FHLB stock, was approximately $6.0 million.


                                           Year Ended December 31,

                                        1996       1995       1994
                                              (In Thousands)

Securities available for sale
 (at fair value)
  U.S. Treasury notes                   $   502    $  1,610   $  1,822
  FHLB structured notes                     458       3,990        987
  Other government agency notes           3,074       3,315        934
  FNMA common stock                          45          37         22
  AMF ARM Mutual Fund(1)                    181         171        157
  HBI Equity Trust(2)                       269         129         93
  Corporate debt securities                 250         252         00

Securities held to maturity
 (at amortized cost):
  U.S. Treasury notes                   $    --    $     --   $    500
  FHLB structured notes                      --          --      4,460
  Other government agency structured
    notes                                    --          --        250
  Other government agency obligations        --          --      1,000
  Corporate debt securities                  --          --        249
  Municipal securities                       78          81         --
Certificates of deposit                      --         200         --
FHLB stock                                1,148         481        440
    Total investments                   $ 6,005    $ 10,266   $ 10,914


----------------------------
(1) AMF ARM Mutual Fund is managed by Asset Management Fund for
    Financial Institutions, Inc.
(2) HBI Equity Trust is managed by Howe Barnes Investments, Inc.

    Securities Portfolio Maturities.  The following table sets forth the scheduled maturities, amortized cost, market values and weighted average yields for the Bank's investment portfolio and FHLB stock at December 31, 1996.



                                                              At December 31, 1996


                 One Year or Less    One to Five Years   Five to Ten Years   Beyond Ten Years        Total Investment Securities

                          Weighted            Weighted            Weighted            Weighted  Average                     Weighted
                 Market   Average    Market   Average    Market   Average    Market   Average   Life in   Carrying   Market  Average
                 Value     Yield     Value     Yield     Value     Yield     Value     Yield     Years     Value     Value    Yield
                 ------------------------------------------------------------------------------------------------------------------
Securities available for sale:
U.S. Treasury
 Notes           $  502     6.81%   $   --       --%     $ --        --%     $   --       --%     0.33      $  500  $  502     6.81%
FHLB structured
 notes               --       --       458     4.81        --        --          --       --      3.28         500     458     4.81
Other government
 agency             845     5.37     2,034     6.10        --        --         195     7.38      3.00       3,094   3,074     5.98
FNMA common stock    --       --        --       --        --        --          --       --        --           4      45       --
AMF ARM Fund         --       --        --       --        --        --          --       --        --         182     181     6.08
HBI Equity Trust     --       --        --       --        --        --          --       --        --         202     269       --
Corporate debt
 securities(1)       --       --       250     6.50        --        --          --       --      1.54         250     250     6.50
Total securities
 available for
 sale             1,347     5.91%    2,742     5.92%       --        --         195     7.38%     2.64(2)    4,732   4,779  5.99%(3)


                          Weighted            Weighted            Weighted            Weighted  Average                    Weighted
              Amortized   Average  Amortized  Average  Amortized  Average  Amortized  Average   Life in  Amortized   Market  Average
                 Cost      Yield     Cost      Yield     Cost      Yield     Cost      Yield     Years     Costs     Value    Yield
                 -----------------------------------------------------------------------------------------------------------------

Securities held to maturity:
U.S. Treasury
notes              --        --%       --        --       --        --%        --        --%       --         --        --       --%
FHLB structured
 notes             --        --        --        --       --        --         --        --        --         --        --       --
Other government
 agency            --        --        --        --       --        --         --        --        --         --        --       --
Corporate debt
 securities(1)     --        --        --        --       --        --         --        --        --         --        --       --
Municipal
 securities        78      4.11%       --        --%      --        --%        --        --%     0.75         78        78     4.11%
 Total
 securities held
 to maturity       78      4.11%       --        --       --        --         --        --      0.75         78        78     4.11%

Certificates
 of deposit        --        --        --        --       --        --         --        --        --         --        --       --
FHLB stock         --        --        --        --       --        --         --        --        --      1,148     1,148     7.00%

Total
securities     $1,425              $2,742                 --                 $195                         $5,958    $6,005

(1)  Includes corporate debt securities issued by U.S. Steel Corporation ($250,000 in book value and $250,000 in market value).
(2)  Includes only U.S. Government and agency obligations and structured notes; the AMF ARM Mutual Fund is a daily investment deposit, FHLB Stock, HBI Equity Trust, and FNMA  Common Stock do not have fixed maturities.
(3)  The weighted average yield does not include the FNMA Common Stock and HBI Equity Trust.

Sources of Funds.

     General. Deposits are the major source of the Bank's funds for investment and lending purposes. In addition to deposits, the Bank derives funds from the amortization and prepayment of mortgage-backed securities and loans, the maturity of investment securities, proceeds from the sales of loans, operations and advances from the FHLB. Scheduled principal repayments on mortgage-backed securities and loans are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions.

     Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits consist of passbook savings, NOW, money market and certificate accounts. The Bank also offers its depositors Individual Retirement Accounts ("IRAs"). The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The overall amount of deposit accounts held by the Bank, however, has not fluctuated significantly. The Bank's deposits are obtained primarily from the areas in which its offices are located. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. Certificate accounts in excess of $100,000 are not actively solicited by the Bank nor does the Bank use brokers to obtain deposits. Further, the Bank developed strategies which focused on pricing and retention in certain areas of the deposit base. Management constantly monitors the Bank's deposit accounts, for activity, type of account and total balances, competition rates, and the Bank's cost of funds, adjusting accordingly. Based on historical experience, management believes it will retain a large portion of such accounts upon maturity.

     Deposit Activity. The following table sets forth the dollar change in deposit accounts of the Bank for the periods indicated.

                                           Year Ended December 31,
                                        1996       1995       1994
                                              (In Thousands)
Deposits                                          $252,238      $130,730     $113,901
Withdrawals                                        255,617       127,030      115,778
 Net increase (decrease) before interest
  credited                                          (3,379)        3,700       (1,877)
Interest credited                                    2,987         2,733        2,121
 Net increase (decrease) in deposit accounts         $(392)     $  6,433     $    244

    Deposit Flow. The following table sets forth the change in dollar amount of deposit accounts in the various types offered by the Bank between the dates indicated.


          Balance at        %                  Balance at        %                  Balance at        %                 Balance at
          December 31,  of Total       Incr.   December 31,  of Total       Incr.   December 31,  of Total       Incr.  December 31,
              1996      Deposits      (Decr.)      1995      Deposits      (Decr.)      1994      Deposits      (Decr.)      1993
          --------------------------------------------------------------------------------------------------------------------------
Club
 accounts     $    30      0.05%         --      $   30         0.05%          --     $    30        0.05%     $   (7)   $    37
Non-
 interest
 bearing
 NOW
 accounts       1,675      2.54        (458)       2,133        3.22          580       1,553        2.60      (1,507)     3,060
NOW
 accounts       4,913      7.46        (455)       5,368        8.11          (23)      5,391        9.01          17      5,374
Passbook
 accounts       8,800     13.37        (681)       9,481       14.31       (1,717)     11,198       18.73        (767)    11,965
Money
 market
 deposit
 accounts       7,053     10.71        (199)       7,252       10.95        2,537       4,715        7.88      (1,302)     6,017
Certificates of deposit which mature:
 within 12
  mos.         23,744     36.06      (1,740)      25,484       40.35        3,824      21,660       36.22       2,150     19,510
 within 12-
 36 mos.        9,565     14.53       2,523        7,042        8.76       (3,193)     10,235       17.12         902      9,333
 beyond 36
  mos.         10,058     15.28         618        9,440       14.25        4,425       5,015        8.39         758      4,257
   Total      $65,838    100.00%       (392)     $62,230      100.00%      $6,433     $59,797      100.00%     $  244    $59,553

    Deposit Portfolio. Deposit accounts in the Bank as of December 31, 1996, were represented by the various types of deposit programs described below.


 Weighted                                                                   Percent
 Average                                                                    of Total
Interest                                                     Account        Deposit
   Rate   Term         Deposits                              Balances      Accounts
----------------------------------------------------------------------------------------
                                                                           <C<
0.00%     None         Non-interest bearing NOW accounts   $  1,675          2.54%
1.00      None         NOW accounts                           4,913          7.47
2.00      None         Passbook and club accounts(1)          8,830         13.41
4.12      None         Money market deposit accounts          7,053         10.71

                          Certificates of Deposit(1)

4.90      1-5 mos.     Fixed term, fixed-rate                   520          0.79
4.94      6-11 mos.    Fixed term, fixed-rate                10,803         16.41
5.21      12-17 mos.   Fixed term, fixed-rate                 4,335          6.59
5.14      18 mos.      Fixed term, fixed-rate                   114          0.17
3.75      18-23 mos    Fixed term, fixed-rate                    36          0.05
4.00      24-29 mos.   Fixed term, fixed-rate                   294          0.45
6.06      30 mos.      Fixed term, fixed-rate                 1,167          1.77
4.25      30-35 mos.   Fixed term, fixed-rate                 1,805          2.74
5.93      36-47 mos.(3)Fixed term, fixed-rate                 3,590          5.45
4.67      48-51 mos.   Fixed term, fixed-rate                    13          0.02
6.66      60 mos. or
           greater     Fixed term, fixed-rate                13,213         20.07
5.64      Various(3)   Jumbo                                  7,477         11.36
4.35%(2)                                                   $ 65,838        100.00%

---------------
(1)  IRA accounts are generally offered throughout all terms stated above with a balance outstanding of $7,624,792 (in actual dollars).
(2)  Includes the effect of non-interest-earning demand accounts totalling $1.675 million.
(3)  With respect to $3.647 million in deposit amounts, includes a one-time option to increase rate within the 36 month term.


    Certificates of Deposit by Rates. The following table sets forth the certificates of deposit classified by rates as of the dates indicated.


                                           Year Ended December 31,

                                        1996       1995       1994
                                              (In Thousands)

Rates:
3.99% or less                           $ 3,274    $ 4,010    $ 7,194
4.00%-5.99%                              24,084     17,149     21,277
6.00%-7.99%                              15,861     20,611      7,119
8.00%-8.75%                                 148        197      1,320
   Total                                $43,367    $41,966    $36,910

    Certificates of Deposit Maturity Schedule. The following table sets forth the amount and maturities of certificates of deposit at December 31, 1996.



                        One Year     1-2       2-3       3-4      4-5    Five and more
                        or Less     Years     Years     Years     Years      Years       Total

Rate:
3.99% or less          $ 3,250     $   24    $   --     $   --    $   --    $  --       $ 3,274
4.00-5.99%              18,412      2,008     2,900        168       596       --        24,084
6.00-7.99%               2,009      2,043     2,590      8,125       978      116        15,861
8.00-8.15%                  73         --        --         11        --       64           148
   Total               $23,744     $4,075    $5,490     $8,304    $1,574    $ 180       $43,367



    Large Certificates of Deposit. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining to maturity at December 31, 1996.


    Maturity Period                         Amount
                                       (In Thousands)
    Three months or less               $2,736
    Over three through six months       2,693
    Over six through 12 months            506
    Over 12 months                      1,542
          Total                        $7,477(1)
------------------
(1) With respect to $0.521 million in deposit amounts, includes a one-time option to increase rate within the 36 month term.


    Investment and mortgage-backed securities with a net amortized cost of $6.7 million were pledged to secure certain deposit accounts in excess of federal deposit insurance limits at December 31, 1996. Of the $7.5 million of large certificates of deposit, $4.7 million are from one large municipal depositor.

    Borrowings. Deposits are the Bank's primary source of funds. The Bank also obtains advances from the FHLB. Such advances are made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and collateral requirements. The maximum amount that the FHLB will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB System and the Federal Housing Finance Board. The maximum amount of FHLB advances to a member institution generally is reduced by borrowings from any other source. At December 31, 1996, the Bank had $20.5 million in advances from the FHLB.

    FHLB Advances. The following table sets forth certain information regarding FHLB advances taken by the Bank during the periods indicated.


                                           Year Ended December 31,

                                        1996       1995       1994
                                              (In Thousands)

Weighted average rate paid                 5.84%     6.24%      4.94%
Maximum balance                         $23,150    $3,500     $3,000
Average balance(1)                       13,746       503        732

-------------------
(1) Calculated using average daily balances.


    Subsidiary Activities. First Financial Services of Belvidere, Illinois, Inc. ("FFSI"), a wholly owned subsidiary of the Bank, administers and sells, on an agency basis, mortgage-related insurance products such as mortgage life insurance, credit life insurance and disability insurance. FFSI also sells on an agency basis a variety of annuity products, principally to customers of the Bank. In May 1994, FFSI hired additional staff to expand its sales of annuity and insurance products in its market area. FFSI owns the full service office at 1021 North State Street and leases this office to the Bank. The Bank manages the operations of FFSI and receives $900 per month for such management services.

    At December 31, 1996, FFSI had $762,952 in total assets, $31,972 in total liabilities and $730,980 in stockholders' equity. For the years ended December 31, 1996, 1995 and 1994, FFSI had net income of $6,104, $10,725 and $16,678, respectively. There has been no lending activity between FFSI and the Bank for the years ended December 31, 1996, 1995 and 1994.

    Personnel. As of December 31, 1996, the Bank had 26 full-time employees, 7 part-time employees and 2 full-time commissioned loan originators. The employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

    Federal and State Taxation.

    General. The Company and its subsidiary file a consolidated federal income tax return on a December 31, calendar year basis. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of all tax rules applicable to the Bank or the Company.

    Federal Taxation.

    Tax Bad Debt Reserves. Savings institutions such as the Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986 (the "Code") are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" is computed under the experience method. For tax years beginning before December 31, 1995, the amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) may be computed under either the experience method or the percentage of taxable income method (based on an annual election). If a saving association elected the latter method, it could claim, each year, a deduction based on a percentage of taxable income, without regard to actual bad debt experience.

    Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

    Under recently enacted legislation, the percentage of taxable income method has been repealed for tax years beginning after December 31, 1995. The Bank will continue to be permitted to use the experience method. The Bank will be required to recapture (i.e., take into income) over a six-year period its applicable excess reserves, i.e, the balance of its reserves for losses on qualifying loans and nonqualifying loans, as of September 30, 1996, over the greater of (a) the balance of such reserves as of December 31, 1987 (pre-1988 reserves) or (b) in the case of a bank which is not a "large" association, an amount that would have been the balance of such reserves as of September 30, 1996, had the bank always computed the additions to its reserves using the experience method. Postponement of the recapture is possible for a two-year period if an institution meets a minimum level of mortgage lending for 1996 and 1997. As of December 31, 1995, the Bank's bad debt reserve subject to recapture over a six-year period totaled approximately $206,000.

    If an institution ceases to qualify as a "bank" (as defined in Code Section 581), the pre-1988 reserves and the supplemental reserve are restored to income beginning in the tax year the institution no longer qualifies as a bank. The balance of the pre-1988 reserves are also subject to recapture in the case of certain excess distributions to (including distributions on liquidation and dissolution), or redemptions of, shareholders.

    Corporate Alternative Minimum Tax. The Bank is subject to the corporate alternative minimum tax ("AMT") which is imposed to the extent it exceeds the Bank's regular income tax for the year. The alternative minimum tax will be imposed at the rate of 20% of a specially-computed tax base ("AMTI"). Included in the base will be a number of preference items, including the following: interest on certain tax-exempt bonds issued after August 7, 1986; and for years beginning after, an amount equal to 75% of the amount by which the savings institution's "adjusted current earnings" (as specially defined) exceeds its taxable income with certain adjustments, including the addition of preference items. In addition, for purposes of the new alternative minimum tax, the amount of alternative minimum taxable income that may be offset by net operating losses is limited to 90% of alternative minimum taxable income. In addition, for taxable years beginning after 1986, the Bank is subject to an environmental tax equal to 0.12% of the excess of AMTI (with certain modifications) over $2.0 million dollars.

    Distributions. The rules described above requiring the recapture of a portion of the tax bad debt reserves in the event the institution fails to meet the 60% asset test have been repealed for tax years beginning after December 31, 1995. However, the above rules that require the recapture of the reserve upon certain distributions to shareholders continue to apply to the portion of the reserve contained in the base year reserves preserved by the new law. In addition, this portion of the reserve must be recaptured into taxable income evenly over a period of six years if the Bank ceases the business of banking. The portion of the reserve contained in the base year reserves of the Bank that are preserved by the new law total approximately $1.2 million.

    State and Local Taxation.

    The Company and its subsidiaries currently file consolidated Illinois income tax returns. For Illinois income tax purposes, a savings institution's income is presently taxed at a rate of 7.3%. For these purposes, "net income" generally means federal taxable income, subject to certain adjustments (including the addition of interest income on State and municipal obligations and the exclusion of interest income on United States Treasury obligations). The exclusion of income on United States Treasury obligations has the effect of reducing significantly the Illinois taxable income of savings institutions.

    As a Delaware business corporation, the Company (on an unconsolidated basis) will be required to file annual returns and pay annual fees and an annual franchise tax to the State of Delaware. These taxes are based on the total authorized shares of the Company. The Company currently has 1.75 million shares of stock authorized (1.5 million shares of common stock and 250,000 shares of preferred stock). The Delaware franchise tax for 1996 was approximately $7,000.

    The Company also is subject to an annual franchise tax and fees from the State of Illinois. These taxes are based on the total shares issued. The total franchise tax paid by the Company for the year ended December 31, 1996 was approximately $4,000.

    Neither the Company nor the Bank has had an audit by the Internal Revenue Service or the Illinois Department of Revenue within the past five years, with the exception of a sales and usage tax audit conducted by the Illinois Department of Revenue.

Recent Accounting Developments

    The Company has adopted the provisions of FASB Statement No. 122, "Accounting for Mortgage Servicing Rights", as of January 1, 1995. Under Statement 122, the Company has capitalized the cost of mortgage servicing rights ("MSRs") on mortgages originated after December 31, 1994 which have been sold or securitized. The allocation of the total cost of the mortgages to MSRs and the mortgages (without MSRs) is based on their relative fair values. MSRs are amortized in proportion to and over the period of estimated servicing income. Under Statement 122, the Company capitalized an additional $31,000 of MSRs in 1996, which increased gains on sales of loans by $31,000 in 1996.

    The FASB has issued Statement No. 123, "Accounting for Stock-based Compensation", which establishes financial accounting and reporting standards for stock-based compensation plans, including stock options, other stock awards, and employee stock purchase plans. Under Statement 123, the accounting for stock compensation awards is based on the fair value of the award on the date of grant. Statement 123 allows an employer to continue to account for stock-based employee compensation under current accounting standards which recognize compensation cost for the intrinsic value of the stock at the grant date, which generally results in no compensation for most fixed stock-option plans. If Statement 123 is adopted, an entity is required to use the fair value method prescribed by Statement 123 to account for all of its stock-based compensation plans, and may not switch back to the old rules. Statement 123 is effective for fiscal years beginning after December 15, 1995, and early adoption is permitted. Statement 123 will have no material effect on the Company's financial statements since management does not anticipate adopting the fair value method, and therefore, Statement 123 will extend only to financial statement disclosures.

    In June 1996, the FASB released SFAS No. 125, "Accounting for Transfers and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125 requires a consistent application of a financial components approach that focuses on control. Under that approach, after the transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred and derecognizes liabilities when extinguished. SFAS No. 125 also supersedes SFAS No. 122 and requires that servicing assets and liabilities be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss and requires assessment for asset impairment or increases obligation based on their fair values. SFAS No. 125 applies to transfers and extinguishments occurring after December 31, 1996 and early or retroactive application is not permitted. Because the volume and variety of certain transactions will make it difficult for some entities to comply, some provisions have been delayed by SFAS No. 127. Management anticipates that the adoption of SFAS No. 125 will not have a material impact on the financial condition or operations of the Bank.

    In March 1997, the accounting requirements for calculating earnings per share were revised. Basic earnings per share for 1997 and later will be calculated solely on average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. All prior calculations will be restated to be comparable to the new methods. As the Company has not had significant dilution from stock options, the new calculation methods will not significantly affect future base earnings per share and diluted earnings per share.

                           REGULATION

General

    First Federal is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, First Federal is subject to broad federal regulation and oversight extending to all its operations. First Federal is a member of the FHLB of Chicago and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the holding company of the Bank, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings institutions. First Federal is a member of the Savings Association Insurance Fund ("SAIF") and the deposits of First Federal are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over First Federal.

    Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

Federal Regulation of Savings Institutions

    The OTS has extensive authority over the operations of savings institutions. As part of this authority, First Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of First Federal was as of December 1995. When these examinations are conducted by the OTS and the FDIC, the examiners may require First Federal to provide for higher general or specific loan loss reserves. All savings institutions are subject to a semi-annual assessment, based upon the savings institution's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the year ended December 31, 1996, was $27,000.

    The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

    In addition, the investment, lending and branching authority of First Federal is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal institutions in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings institutions are also generally authorized to branch nationwide. The Bank is in compliance with the noted restrictions.

    The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1996, First Federal's lending limit under this restriction was $1.1 million. The Bank is in compliance with the loans-to-one-borrower limit.

    The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action. The OTS and the other federal banking agencies have also proposed additional guidelines on asset quality and earnings standards.
No assurance can be given as to whether or in what form the proposed regulations will be adopted.

Insurance of Accounts and Regulation by the FDIC

    The Bank's deposits are currently insured by the Savings Association Insurance Fund (the "SAIF"), which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings and loan associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

    The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of core capital to risk-weighted assets of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy would pay the lowest premium while institutions that are less than adequately capitalized (i.e., a core capital or core capital to risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern would pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

    The FDIC is authorized to increase assessment rates, on a semi-annual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

    In September 1996, Congress enacted legislation to recapitalize the SAIF by a one-time assessment on all SAIF-insured deposits held as of March 31, 1995. The assessment was
65.7 basis points per $100 in deposits, payable on November 30, 1996. For the Bank, the assessment was $417,000 (or $276,000 when adjusted for taxes), based on the Bank's deposits on March 31,
1995 of $63.5 million.   In addition, beginning January 1, 1997,
pursuant to the legislation, interest payments on FICO bonds issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation will be paid jointly by BIF-insured institutions and SAIF-insured institutions. The FICO assessment will be 1.29 basis points per $100 in BIF deposits and 6.44 basis points per $100 in SAIF deposits. Beginning January 1, 2000, the FICO interest payments will be paid pro-rata by banks and thrifts based on deposits (approximately 2.4 basis points per $100 in deposits). The BIF and SAIF will be merged on January 1, 1999, provided the bank and saving association charters are merged by that date. In that event, pro-rata FICO sharing will begin on January 1, 1999. Under the legislation, the Bank anticipates that its annual FICO assessment for 1997 will be approximately $42,000.

Regulatory Capital Requirements

    Federally insured savings institutions, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings institutions. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

    The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased and originated mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 1996, the Bank had $94,000 in mortgage servicing rights which were considered intangible assets.

    The OTS regulations establish special capitalization requirements for savings institutions that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the institution's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital.

    At December 31, 1996, the Bank had tangible capital of $6.9 million, or 7.33% of adjusted total assets, which is approximately $5.5 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

    The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings institution must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At December 31, 1996, First Federal had no intangibles which were subject to these tests.

    At December 31, 1996, First Federal had core capital equal to $6.9 million, or 7.33% of adjusted total assets, which is $4.1 million above the minimum leverage ratio requirement of 3% as in effect on that date.

         The OTS risk-based requirement requires savings institutions to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1996, First Federal had no capital instruments that qualify as supplementary capital and $453,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

    Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank had no such exclusions from capital and assets at December 31, 1996.

    In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

    The OTS has adopted a final rule that requires every savings institution with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings institution, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The rule will not become effective until the OTS evaluates the process by which savings institutions may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings institution with less than $300 million in assets and a total risk weighted capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

    On December 31, 1996, First Federal had total capital of
$7.4 million (including $6.9 million in core capital) and risk-weighted assets of $51.5 million (including $2.6 million in converted off-balance sheet assets); or total capital of 14.32% of risk-weighted assets. This amount was $3.3 million above the 8% requirement in effect on that date.

    The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings institutions that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risk-based capital ratio or an 8% risk-based capital ratio). Any such institution must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized institutions.

    As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized institution must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

    Any savings institution that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the institution. An institution that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized institutions. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized institution is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

    The OTS is also generally authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

    The imposition by the OTS or the FDIC of any of these measures on First Federal may have a substantial adverse effect on the Bank's operations and profitability. The Company shareholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Company.

Limitations on Dividends and Other Capital Distributions

    OTS regulations impose various restrictions or requirements on institutions with respect to their ability to pay dividends or make other distributions of capital. OTS regulations prohibit an institution from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the institution would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

    The OTS utilizes a three-tiered approach to permit institutions, based on their capital level and supervisory condition, to make capital distributions which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account (see "--Regulatory
Capital Requirements").

    Generally, Tier 1 institutions, which are institutions that before and after the proposed distribution meet their fully phased-in capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the institution's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or the amount authorized for a Tier 2 association. However, a Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association as a result of such a determination. The Bank meets the requirements for a Tier 1 association and has not been notified of a need for more than normal supervision. Tier 2 associations, which are associations that before and after the proposed distribution meet their current minimum capital requirements, may make capital distributions of up to 75% of net income over the most recent four quarter period.

    Tier 3 associations (which are institutions that do not meet current minimum capital requirements) that propose to make any capital distribution and Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor level must obtain OTS approval prior to making such distribution. Tier 2 associations proposing to make a capital distribution within the safe harbor provisions and Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. As a subsidiary of the Company, the Bank will also be required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "- Regulatory Capital Requirements."

    The OTS has proposed regulations that would revise the current capital distribution restrictions. The proposal eliminates the current tiered structure and the safe-harbor percentage limitations. Under the proposal a savings institution may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not in troubled condition (as defined by regulation) and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings institutions that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings institution may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what
form the regulations may be adopted.   The Bank qualifies for
Tier 1.

Liquidity

    All savings institutions, including First Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the minimum liquid asset ratio is 5%.

    In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the institution's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon institutions for violations of either liquid asset ratio requirement. At December 31, 1996, First Federal was in compliance with both requirements, with an overall liquid asset ratio of 6.16% and a short-term liquid assets ratio of 7.6%.

Accounting

    An OTS policy statement applicable to all savings institutions clarifies and re-emphasizes that the investment activities of a savings institution must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. First Federal is in compliance with these amended rules.

    The OTS has adopted an amendment to its accounting regulations, which may be made more stringent than GAAP by the OTS, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

Qualified Thrift Lender Test

    All savings institutions, including the Bank, are required to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments," primarily residential mortgages and related investments, including certain mortgage-backed and related securities on a monthly basis in 9 out of every 12 months. A savings institution that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of December 31, 1996, the Bank maintained 90.9% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

Community Reinvestment Act

    Under the Community Reinvestment Act (the "CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA rating system identifies four levels of performance that may describe an institution's record of meeting community needs: outstanding, satisfactory, needs to improve and substantial non-compliance. The CRA also requires all institutions to make public disclosure of their CRA ratings. The CRA regulations were recently revised. Effective July 1, 1997, the OTS will assess the CRA performance of a savings institution under lending, service and investment tests, and based on such assessment, will assign an institution in one of the four above-referenced ratings. The Bank received a "satisfactory" CRA rating under the current CRA regulations in its most recent federal examination by the OTS.

Transactions with Affiliates

    Generally, transactions between a savings institution or its subsidiaries and its affiliates are required to be on terms as favorable to the institution as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the institution's capital. Affiliates of the Bank include the Company and any company which is under common control with the Bank. In addition, a savings institution may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Bank's subsidiaries are not deemed affiliates, however; the OTS has the discretion to treat subsidiaries of savings institutions as affiliates on a case by case basis.

    Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

Holding Company Regulation

    The Company is a unitary savings institution holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over holding companies and their non-savings institution subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

    As a unitary savings institution holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings institution as a separate subsidiary, it would become a multiple savings institution holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings institution) would become subject to such restrictions unless such other institutions each qualify as a QTL and were acquired in a supervisory acquisition.

    If First Federal fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings institution holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings institution holding company. See "-- Qualified Thrift Lender Test."

    The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured institution. Such acquisitions are generally prohibited if they result in a multiple savings institution holding company controlling savings institutions in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings institution.

Federal Securities Law

    The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange
Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

    Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Reserve System

    The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1996, First Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

    Savings institutions are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require institutions to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

    First Federal is a member of the FHLB of Chicago, which is one of 12 regional FHLBs, that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

    As a member, First Federal is required to purchase and maintain stock in the FHLB of Chicago. At December 31, 1996, First Federal had $1.1 million in FHLB stock, which was in compliance with this requirement. In past years, First Federal has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 6.26% and were 6.81% for 1996.

    Under federal law the FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of First Federal's FHLB stock may result in a corresponding reduction in First Federal's capital.

    For the year ended December 31, 1996, dividends paid by the FHLB of Chicago to the Bank totaled $57,000, which constitute a $26,000 increase from the amount of dividends received in 1995.

Executive Officers of the Registrant

    Listed below is information, as of December 31, 1996, concerning the Registrant's executive officers. In addition, all of the executive officers of the Registrant are officers of the Bank holding the same position as listed below. There are no arrangements or understandings between the Registrant and any of persons named below with respect to which he or she was or is to be selected as an officer.


Name                    Age       Position
Steven C. Derr          47        President and Chief Executive
                             Officer

Patricia J. McCoy  43        Secretary

Keith D. Hill      24        Treasurer, Chief Financial Officer

Donald J. Kucera   57        Vice President


ITEM 2.  DESCRIPTION OF PROPERTY

    (a) The Bank conducts its business through two full service offices and one loan origination office. The Bank also maintains an administrative office for accounting functions separate from its banking offices. The Bank purchased land in 1996 for a future full service office.


                                                                 Net Book Value
                                                                  of Property
                                       Originally      Date       or Leasehold
                           Leased or    acquired     of Lease     Improvements
Location                     Owned      or Leased   Expiration    At 12/31/96
--------------------------------------------------------------------------
Full Service Offices
121 East Locust Street
Belvidere, IL 61008         Owned         1965          --          $554

1021 North State Street
Belvidere, IL  61008        Leased(1)     1978      12/31/97(1)      358

Future Office Site(2)
7077 Perry Creek Parkway
Rockford, IL  61107         Owned         1996          --           393

Loan Origination Office
4249 East State Street
Rockford, IL  61008         Leased        1991       1/31/97           9

Administrative Office
217 South State Street
Belvidere, IL  61008        Leased        1991       4/26/98          72

----------------------
(1) Leased from FFSI, the Bank's wholly owned subsidiary.
(2) Land purchased for future full service site.

    (b) Investment Policies. For a description of the Company's and the Bank's policies (all of which may be changed without a vote of the Company's security holders) and the limitations on the percentage of assets which may be invested in any one investment, or type of investment with respect to: (1) investments in real estate or interests in real estate; (2) investments in real estate mortgages; and (3) securities of or interests in persons primarily engaged in real estate activities, reference is made hereunder to the information presented above under "Item 1. Description of Business."

    (c)  Description of Real Estate and Operating Data.  Not
Applicable; the book value of each of the Company's properties is less than 10% of the Company's total consolidated assets at December 31, 1996.

ITEM 3.  LEGAL PROCEEDINGS

    Neither the Company nor the Bank are involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted during the fourth quarter of fiscal 1996 to a vote of security holders.

                             PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND
         RELATED SHAREHOLDER MATTERS

    The "Other Shareholder Information" section which appears on page 5 of the Registrant's Annual Report to Shareholders for the Year Ended December 31, 1996 (the "Annual Report to
Shareholders") is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

    The "Management's Discussion and Analysis of Financial
Condition and Results of Operations" section which appears on pages 6 through 14 of the Registrant's Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

    The consolidated financial statements together with the report thereon of accountant dated January 24, 1997, appearing on pages 15 through 40 of the Registrant's Annual Report to Shareholders for the Year Ended December 31, 1996 are incorporated by reference hereunder.

    With the exception of the aforementioned information and the information incorporated in Items 5, 6 and 7, the Registrant's
Annual Report to Shareholders for the Year Ended December 31,
1996 is not to be deemed filed as part of this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

    On January 4, 1996, the Audit Committee of the Board of
Directors of the Company determined to dismiss the firm of Lindgren, Callihan, Van Osdol & Co., Ltd. ("Lindgren") as independent certified public accountants of the Company, effective on February 15, 1996.

    During the two years ended December 31, 1996, and from December 31, 1996 through the date of this filing, Lindgren's reports did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During such periods, there have been no disagreements between the Company and Lindgren on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure, which disagreements would have caused Lindgren to make reference to the subject matter of such disagreements in connection with its report. During such periods, Lindgren did not advise the Company of any of the following matters:

    1. That the internal controls necessary for the Company to develop reliable financial statements did not exist;

    2. That information had come to Lindgren's attention that had lead it to no longer be able to rely on management's representations, or that had made it unwilling to be associated with the financial statements prepared by management;

    3. That there was a need to expand significantly the scope of the audit of the Company or that information had come to Lindgren's attention that if further investigated (i) may materially impact the fairness or reliability of either a previously issued audit report or underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements), or (ii) may cause it to be unwilling to rely on management's representation or be associated with the Company's financial statements and that, due to its dismissal, Lindgren did not so expand the scope of its audit or conduct such further investigation; or

    4. That information had come to Lindgren's attention that it had concluded materially impacted the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the accountant's satisfaction, would prevent it from rendering an unqualified audit report on those financial statements), or that, due to its dismissal, there were no such unresolved issues as of the date of its dismissal.

    Lindgren has furnished a letter to the SEC stating that it agrees with the above statements, which letter is filed herewith as Exhibit 16.

    The Audit Committee of the Board of Directors of the Company engaged the firm of Crowe, Chizek and Company LLP as independent certified accountants for the Company, effective upon the dismissal of Lindgren.

    During the two years ended December 31, 1996 and from December 31, 1996 through the date of this filing, neither the Company nor anyone on its behalf had consulted Crowe, Chizek and Company LLP with respect to any accounting or auditing issues involving the Company. That is, there were no discussions with the Company regarding the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the financial statements or any related item.


                            PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
ACT

    Information concerning Directors of the Registrant is incorporated herein by reference from the Registrant's definitive Proxy Statement dated March 17, 1997 (the "Proxy Statement"), specifically the section captioned "Proposal I-Election of Directors." In addition, see Item 1. "Executive Officers of the Registrant" for information concerning the Company's executive officers.

ITEM 10. EXECUTIVE COMPENSATION

    Information concerning executive compensation is incorporated herein by reference from the Registrant's Proxy
Statement, specifically the sections captioned "Proposal I-
Election of Directors-Executive Compensation," "-Directors'
Compensation," and "-Benefits."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

    Information concerning security ownership of certain owners and management is incorporated herein by reference from the Registrant's Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning relationships and transactions is incorporated herein by reference from the sections captioned "Proposal I-Election of Directors-Transactions with Certain Related Persons" contained in the Registrant's Proxy Statement.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

         (a) The following exhibits filed as a part of this Form 10-KSB are as follows:

              --   3.1  Certificate of Incorporation of First
Financial Bancorp, Inc.  (Incorporated by reference to Exhibit
3.1 of the Registrant's Registration Statement on Form S-1, as amended, No. 33-65110.)

              --   3.2  Bylaws of First Financial Bancorp, Inc.
(Incorporated by reference to Exhibit 3.2 of the Registrant's
Registration Statement on Form S-1, as amended, No. 33-65110.)

              --   4    Common Stock Certificate of First
Financial Bancorp, Inc. (Incorporated by reference to Exhibit 4 of the Registrant's Registration Statement on Form S-1, as amended, No. 33-65110.)

              --   10.1 Incentive Stock Option Plan
(Incorporated by reference to  Exhibit 10.1 of the Registrant's
Registration Statement on Form S-1, as amended, No. 33-65110.)

              --   10.2 Outside Directors Stock Option Plan
(Incorporated by reference to Exhibit 10.2 of the Registrant's
Registration Statement on Form S-1, as amended, No. 33-65110.)

              --   10.3 Employment Agreement with Steven C.
Derr, President and Chief Executive Officer (Incorporated by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-KSB, filed on March 29, 1996.)

              --   10.4 Recognition and Retention Plan and Trust
for Employees (Incorporated by reference to Exhibit 10.4 of the Registrant's Registration Statement on Form S-1, as amended, No.
33-65110.)

              --   10.5 Recognition and Retention Plan and Trust
for Outside Directors (Incorporated by reference to Exhibit 10.5 of the Registrant's Registration Statement on Form S-1, as amended, No. 33-65110.)

              --   10.6 Employee Severance Compensation Plan
(Incorporated by reference to Exhibit 10.6 of the Registrant's
Registration Statement on Form S-1, as amended, No. 33-65110.)

              --   10.7 Employee Stock Ownership Plan
(Incorporated by reference to Exhibit 10.7 of the Registrant's
Registration Statement on Form S-1, as amended, No. 33-65110.)

              --   10.8 Executive Salary Continuation Agreement
with Steven C. Derr, President and  Chief Executive Officer.
(Incorporated by reference to Exhibit 10.8 of the Registrant's
Annual Report on Form 10-KSB, filed on March 29, 1996.)

              --   10.9 Supplemental Executive Agreement with
Steven C. Derr, President and Chief Executive Officer.
(Incorporated by reference to Exhibit 10.9 of the Registrant's
Annual Report on Form 10-KSB filed on March 29, 1996.)

              --   13   1996 Annual Report to Stockholders

              --   16   Letter on Change in Certifying
Accountant

              --   21   Subsidiaries of the Registrant

              --   23   Consents of experts and counsel

              --   27   Financial Data Schedule

         (b)       Reports on Form 8-K:

                   No reports on Form 8-K were filed during the last quarter of the period covered by the report.

                           SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        FIRST FINANCIAL BANCORP, INC.


Date:  March 29, 1997   By:  /s/ Steven C. Derr
                             -----------------------------------
                             Steven C. Derr
                             President and Chief Executive
                              Officer

    Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/ Steven C. Derr            By: /s/ Keith D. Hill
    -------------------------     ------------------------------
    Steven C. Derr, President,    Keith D. Hill, Treasurer
    Chief Executive Officer       (Principal Financial and
                                  Accounting Officer)
    (Principal Executive Officer)

Date:  March 29, 1997             Date:  March 29, 1997


By: /s/ Morton I. Silver          By: /s/ Jack R. Manley
    -------------------------     ------------------------------
    Morton I. Silver, Director    Jack R. Manley, Director


Date:  March 29, 1997             Date:  March 29, 1997



By: /s/ Nancy J. Sylvester        By: /s/ Richard E. Winkelman
    -------------------------     ------------------------------
    Nancy J. Sylvester, Director  Richard E. Winkelman, Director
                                  and Chairman of the Board

Date:   March 29, 1997            Date:  March 29, 1997