Form 10QSB
period 1997-03-31
FIRST FINANCIAL BANCORP INC
filed 1997-05-13
CIK 908489

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 1997

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _________________ to ________________
      For the quarter ended ______________________________________________

                        Commission File Number:  0-22394

                          FIRST FINANCIAL BANCORP, INC.
            ------------------------------------------------------
            (exact name of Registrant as specified in its charter)

              Delaware                             36-3899034
---------------------------------             ----------------------------
(State or other jurisdiction                  (I.R.S. Employer Identication
of Incorporation or Organization)              Number)

121 East Locust Street, Belvidere, Illinois            61008
-------------------------------------------     -------------------
 (Address of Principal Executive Offices)            (Zip Code)


                         (815) 544-3167 or (800) 544-3093
              ---------------------------------------------------
              (Registrant's Telephone Number including area code)

   Indicate by check mark whether the Registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    (1)  YES    X    NO
                             -------    -------
                    (2)  YES    X    NO
                             -------    -------

   Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

   As of April 30, 1997 the Registrant had 415,488 shares issued and outstanding.

                                INDEX

                     PART I - FINANCIAL INFORMATION

                                                                       Page
Item 1.   Financial Statements - Unaudited                            Number
          --------------------------------

          Consolidated Statement of Financial Condition
          as of March 31, 1997                                            3

          Consolidated Statements of Income for the
          Three Months Ended March 31, 1997 and 1996                      4

          Consolidated Statement of Stockholders' Equity
          for the Three Months Ended March 31, 1997                       5

          Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 1997 and 1996                      6

          Notes to Unaudited Consolidated Financial Statements            8

Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations                             9
          -----------------------------------

Part II.  Other Information                                              15

                                FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENT OF
                                             FINANCIAL CONDITION
                                                 (Unaudited)
                                                                                        March 31, 1997
                                                                                    ----------------------
                                                                                    (Dollars In Thousands)
                                                   ASSETS

                         Cash on hand and non-interest-earning deposits                          $636
                         Interest-earning deposits                                              1,269
                                                                                             ---------
                                    Total cash and cash equivalents                             1,905

                         Investment securities available for sale, at fair market va            4,766
                         Mortgage-backed securities available for sale, at fair mark            8,896
                         Investment securities held to maturity (fair market value o               77
                         Mortgage-backed securities held to maturity (fair market va            1,050
                         Loans receivable, net of allowance for losses of $501                 72,408
                         Accrued interest receivable                                              548
                         Real estate owned                                                        122
                         Premises and equipment                                                 1,402
                         Investment in stock of Federal Home Loan Bank of Chicago, a            1,148
                         Other assets                                                             834
                                                                                             ---------
                                    Total assets                                              $93,156
                                                                                             =========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

                      LIABILITIES
                           Deposit accounts                                                   $67,793
                           Borrowings from FHLB                                                16,950
                           Advance payments by borrowers for taxes and insurance                  524
                           Other liabilities                                                      620
                                                                                             ---------
                                    Total liabilities                                          85,887
                                                                                             ---------
                      COMMITMENTS AND CONTINGENCIES (See footnotes)

                      STOCKHOLDERS' EQUITY
                         Common Stock -  $0.10 par value, 1,500,000 shares authorized,
                           509,598 shares issued and 415,488 shares outstanding                    51
                         Additional paid-in capital                                             3,816
                         Retained earnings, substantially restricted                            5,225
                         Treasury stock, at cost, 94,110 shares                                (1,500)
                         Common stock purchased by:
                              Employee stock ownership plan                                       (81)
                              Management recognition and retention plans                          (26)
                         Net unrealized loss on investment securities available for              (216)
                                                                                             ----------
                                    Total stockholders' equity                                  7,269
                                                                                             ----------
                                    Total liabilities & stockholders' equity                  $93,156
                                                                                             ==========





   See Accompanying Notes to Unaudited Consolidated Financial Statements


                 FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                                                                        Three Months Ended March 31,
                                                                              1997           1996
                                                                        -------------  --------------
                                                                           (Dollars in Thousands)
                                                                        (Except for per share data)
        Interest income:
            First mortgage loans                                            $1,226           $921
            Other loans                                                        205            150
            Mortgage-backed securities                                         152            161
            Investment securities                                               90            122
            Interest-earning deposits                                            7             23
                                                                        -------------  --------------
                       Total interest income                                 1,680          1,377
                                                                        -------------  --------------
        Interest expense:
            Deposit accounts                                                   732            749
            FHLB advances                                                      283             25
                                                                        -------------  --------------

                       Total interest expense                                1,015            774
                                                                        -------------  --------------

                       Net interest income                                     665            603

        Provision for loss on loans                                             33             31
                                                                        -------------  --------------

                       Net interest income after provision for loss on         632            572
                                                                        -------------  --------------

        Non-interest income:
            Loan servicing fees and charges                                     50             28
            Service charges on deposit accounts                                 44             38
            Gain on sales of loans                                               6             23
            Gain(loss) on sales of investments and mortgage-backed sec          69            (14)
            Other                                                               13             13
                                                                        -------------  --------------
                       Total non-interest income                               182             88
                                                                        -------------  --------------
        Non-interest expense:
            Compensation and benefits                                          298            325
            Occupancy and equipment                                             75             59
            Data processing                                                     42             43
            Federal deposit insurance premiums                                   2             38
            Loan origination and servicing                                      12             34
            Other                                                              162            148
                                                                        -------------  --------------
                       Total non-interest expense                              591            647
                                                                        -------------  --------------
                       Income before income taxes                              223             13

        Income taxes                                                            73              1
                                                                        -------------  --------------
                       Net income                                             $150            $12
                                                                        =============  ==============

        Primary earnings per share                                           $0.37          $0.03
                                                                        =============  ==============

    See Accompanying Notes to Unaudited Consolidated Financial Statements


                 FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                                                                        Three Months Ended March 31,
                                                                          1997           1996
                                                                                (Dollars in Thousands)


                                     FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                     Three Months Ended March 31, 1997
                                                                       (Unaudited)
                                                               (Dollars in Thousands)


                                                                                                             Net
                                                                                                       Unrealized
                                                                                                        Loss on
                                           Additional                           Unearned    Unearned   Securites
                                  Common     Paid-in    Retained     Treasury      ESOP       Stock     Available-
                                  Stock      Capital     Earnings     Stock       Shares      Awards     for-Sale     Total
                                 ---------  ----------  ----------  -----------  ----------  ---------  ----------   ---------
    Balance, December 31, 1996       $51      $3,797      $5,075     ($1,350)       ($95)       ($26)      ($127)     $7,325

    Net income                       --          --          150         --          --          --          --          150

    Release of earned ESOP
    shares, 1,695 shares             --           19         --          --           14         --          --           33

    Purchase of treasury stock,
    9,388 shares, at cost            --          --          --         (150)        --          --          --         (150)

    Net change in unrealized loss
    on investment securities
    available for sale, net of
    deferred income taxes of $4      --          --          --          --          --          --          (89)        (89)
                                 ---------  ----------  ----------  -----------  ----------  ---------  ----------   ---------
    Balance, March 31, 1997          $51      $3,816      $5,225     ($1,500)       ($81)       ($26)      ($216)     $7,269
                                 =========  ==========  ==========  ===========  ==========  =========  ==========   =========


     See Accompanying Notes to Unaudited Consolidated Financial Statements



                           FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                                                                                           Three Months Ended
                                                                                                                March 31,
                                                                                                           1997          1996
                                                                                                          ----------  ----------
                                                                                                          (Dollars In Thousands)
       CASH FLOWS FROM OPERATING ACTIVITIES
          Net income                                                                                         $150           $12
          Adjustments to reconcile net income to net cash provided by (used in) operating activities:
             Amortization of:
                Premiums, discounts and deferred fees on loans, mortgage-backed
                   and investment securities                                                                   15           (10)
                Net excess servicing fees and originated mortgage servicing rights                              3            22
                Management recognition and retention plans                                                      0             8
                Employee stock ownership plan                                                                  33            22
             Provision for losses on loans and foreclosed real estate                                          33            31
             (Gain) loss on sale of:
                Loans                                                                                          (6)          (23)
                Investment and mortgage-backed securities                                                     (69)           14
             Depreciation of premises and equipment                                                            34            24
             Originations of loans held for sale,  net of origination fees and principal collected           (438)       (1,928)
             Proceeds from sales of loans held for sale                                                       441         1,532
             Net cash flows due to other changes in:
                Accrued interest receivable                                                                   (31)          (31)
                Other assets                                                                                  143           (55)
                Other liabilities                                                                              73            39
                                                                                                          ---------   ----------

                Net cash provided by (used in) operating activities                                           381          (343)
                                                                                                          ---------   ----------
       CASH FLOWS FROM INVESTING ACTIVITIES
          Loan originations net of principal collected on loans                                             1,242        (5,424)
          Purchases of:
             Whole loan participations                                                                          0        (7,763)
             Mortgage-backed securities available for sale                                                      0        (1,250)
             Investment securities available for sale                                                        (502)       (1,094)
             Stock of the FHLB of Chicago                                                                       0           (20)
          Proceeds from:
             Sales of investment securities available for sale                                                  0           736
             Maturities, calls, and redemptions of investment securities available for sale                   516         1,800

          Principal collected on mortgage-backed securities and collateralized mortg                          176           283
          Purchase of premises and equipment                                                                  (50)          (13)
                                                                                                          ---------   ----------
                Net cash provided by (used in) investing activities                                         1,382       (12,745)
                                                                                                          ---------   ----------

                           FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                            (Continued)                                                    Three Months Ended
                                                                                                                March 31,

                                                                                                           1997          1996
                                                                                                          ---------   ----------
                                                                                                          (Dollars In Thousands)
       CASH FLOWS FROM FINANCING ACTIVITES
          Net increase in deposit accounts                                                                  1,955         3,534
          Net increase (decrease) in advances from the Federal Home Loan
            Bank of Chicago                                                                                (3,500)       10,000
          Repurchase of common stock                                                                         (150)            0
          Net increase (decrease) in advance payments by borrowers for taxes and ins                          185           174
                                                                                                          ---------   ----------

                Net cash (used in) provided by financing activities                                        (1,510)       13,708
                                                                                                          ---------   ----------

          Net increase in cash and cash equivalents                                                           253           620

          Cash and cash equivalents at beginning of period                                                  1,652         2,558
                                                                                                          ---------   ----------

          Cash and equivalents at end of period                                                            $1,905        $3,178
                                                                                                          =========   ==========

       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
          Cash paid (received) for:
             Interest                                                                                        $928          $772
             Income Taxes                                                                                    (118)            0

          Noncash Items
             Transfer of portfolio loans to REO                                                               122             0


     See Accompanying Notes to Unaudited Consolidated Financial Statements

              FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
          Notes to Unaudited Consolidated Financial Statements
                         March 31, 1997 and 1996


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

The results of operations and other data for the interim periods are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 1997.

The unaudited consolidated financial statements consist of the statement of financial condition as of March 31, 1997, the statements of income for the three months ended March 31, 1997 and 1996, the statement of stockholders' equity for the three months ended March 31, 1997, and the statements of cash flows for the three months ended March 31, 1997 and 1996, which include the accounts of First Financial Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Federal Savings Bank (the "Bank") and the Bank's wholly-owned subsidiary, First Financial Services of Belvidere Illinois, Inc., for the three months ended March 31, 1997 and 1996. All material intercompany accounts and transactions have been eliminated in consolidation.

(2) EARNINGS PER SHARE

Primary earnings per share information for the three months ended March 31, 1997 and 1996 is based on the weighted average number of common shares outstanding during the respective periods of 408,776 and 464,149. The Bank's ESOP held 11,868 unallocated shares as of March 31, 1997, and the Recognition and Retention Plans held 3,043 unallocated shares. Fully diluted earnings per share is not separately disclosed since the effect of dilution is immaterial.

(3) COMMITMENTS AND CONTINGENCIES

Commitments to originate mortgage loans at March 31, 1997 were $0.4 million, all of which were fixed rate loans with rates of 8.500%. The Company had no commitments to sell mortgage loans at March 31, 1997. As of March 31, 1997 remaining balances in loans sold under recourse agreements totaled
$1.5 million and unused adjustable rate lines of credit and unused credit card lines totaled $5.3 million.

The Bank has pledged certain mortgage-backed securities and U.S. agency securities worth $7.0 million at March 31, 1997 as collateral for deposits in excess of federal deposit insurance limitations.

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

When used in this 10-QSB and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "are expected to", "estimate", "is anticipated", "project", "will continue, "will likely result" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that factors addressed within the discussion below could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake -- and specifically declines any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

The following discussion reviews the Company's financial condition and results of operations and should be read in conjunction with the unaudited Consolidated Financial Statements included in this 10-QSB.


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

[CAPTION]

At March 31, 1997, the Bank was in compliance with the capital requirements, summarized as follows:


                                               Regulatory
                                                 Capital
                                              Requirement      Actual Capital     Excess Capital
                                              %     Amount       %    Amount       %    Amount
                                            ----  ----------   ----  ---------   ----  ---------
                                                         (Dollars in Thousands)
     Tangible 1                             1.50%   $1,396     7.60%  $7,074     6.10%  $5,678
     Core 1                                 3.00     2,792     7.60    7,074     4.60    4,282
     Risk-Based 2
        Current                             8.00     4,010    15.08    7,557     7.08    3,547

     Total assets for regulatory purposes                                              $93,052
     Total risk-weighted assets                                                         50,126

     -------------------------------------------------------------------
     1  Percentages represent percent of total assets for regulatory purposes.
     2  Percentages represent percent of total risk weighted assets.

[CAPTION]

At March 31 , 1997, the difference between stockholder's equity in accordance with generally accepted accounting principles (GAAP) and regulatory capital are summarized as follows:

                                            (In Thousands)
               GAAP capital                                            $6,846
               Originated mortgage servicing rights fair value             (3)
               Net unrealized loss on securities available for sale       231
                                                                       -------
               Capital for regulatory purposes                          7,074

               General loan loss allowances                               483
                                                                       -------
               Risk-based capital                                      $7,557
                                                                       =======

LIQUIDY AND CAPITAL RESOURCES

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

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of the average daily balance of net deposits and short term borrowings. The required ratio is currently 5.0%. The Bank's liquidity ratio was 7.6% at March 31, 1997.

The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending, and investing activities during any given period. At March 31, 1997, cash and cash equivalents totaled $1.9 million as compared to $1.7 million at December 31, 1996.

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating activities for the three months ended March 31, 1997, consisted primarily of sale of mortgage loans of $0.4 million offset by the origination of mortgage loans held for sale of $0.4 million. Cash flows used in operating activities for the three months ended March 31, 1996 consisted primarily of originations of mortgage loans held for sale of $1.9 million offset by $1.5 million in sales of such loans.

Cash flows provided by investing activities for the three months ended
March 31, 1997 consisted primarily of: i.) $1.2 million in principal collected on portfolio loans, net of originations; ii.) maturities, calls and redemptions of securities available for sale of $0.5 million and; iii.) principal collected on mortgage-backed securities of $0.2 million partially offset by the purchase of $0.5 million of securities available for sale . Cash flows used in investing activities for the three months ended March 31, 1996 consisted primarily of purchases of whole loan participations of $7.8 million, originations of portfolio loans of $5.4 million, net of principal collected and purchases of mortgage-backed and securities held for sale of $2.3 million offset by sales, maturities and calls of such securities of $2.5 million and principal collected on mortgage-backed securities of $0.3 million.

Cash flows used in financing activities for the three months ended March 31, 1997 consisted of net repayments on borrowings from the FHLB Chicago of $3.5 million, partially offset by $2.0 million in inflows to deposit accounts as the Company was more effectively able to compete in the local deposit market with reduced FDIC insurance premiums and a net increase in advanced payments for taxes and insurance of $0.2 million. Cash provided by financing activities for the three months ended March 31, 1996 consisted of a net borrowings from the FHLB Chicago of $10.0 million as management grew the balance sheet during the quarter ended March 31, 1996 to more effectively utilize excess capital, an increase in deposit accounts of $3.5 million and a net increase in advance payments for taxes and insurance of $0.2 million.

At March 31, 1997, the Bank had outstanding loan commitments of $0.4 million. The Bank anticipates that it will have the resources available to meet its current loan origination and purchase commitments. Certificates of deposit which are scheduled to mature in less than one year from March 31, 1997 totaled $10.5 million. Management believes that a significant portion of such deposits will remain with the Company.

CHANGES IN FINANCIAL CONDITION

As of March 31, 1997, total assets of the Company were $93.2 million, a decrease of $1.3 million, or 1.4%, from December 31, 1996 assets of $94.5 million.

Cash and cash equivalents totaled $1.9 million at March 31, 1997, an increase of $0.2 million, or 15.3% from December 31, 1996.

Securities held to maturity and available for sale totaled $4.8 million at March 31, 1997, unchanged from December 31, 1996. Mortgage-backed securities totaled $9.9 million at March 31, 1997, a decrease of $0.3 million from the December 31, 1996 total of $10.2 million. The decrease was primarily due to principal repayments of $0.2 million on mortgage-backed securities.

Net loans receivable totaled $72.4 million at March 31, 1997 as compared to $73.8 million at December 31, 1996, a decrease of $1.4 million, or 1.9%. The decreased is largely attributable to the impact of restructuring the mortgage origination operations.

Deposit accounts totaled $67.8 million at March 31, 1997 as compared to $65.8 million at December 31, 1996, an increase of $2.0 million, or 3.0%. The primary reason for the increase was the Company's ability to attract conventional depositors through CD "sales" as well as the introduction of "Totally Free Checking" in Boone County. The Company continues to maintain lower cost of funds, at 4.86% for the three months ended March 31, 1997, than its peers.

ASSET QUALITY

[CAPTION]

The following table sets forth information regarding loans delinquent more than 90 days, non-
performing less than 90 days and real estate owned.
                                                                 At March       At December
                                                                 31, 1997        31, 1996
                                                               ------------   -------------
                                                                    (Dollars in Thousands)
     Loans delinquent 90 days or more
         Accruing:
             First mortgage loans:
                1-4 family residential                         $         -    $        196
             Other loans                                                 -               3
     Total                                                     ------------   -------------
                                                                         -             199

        Non-accruing:
             First mortgage loans
                1-4 family residential                                   -             113
                Other mortgage loans                                     -               4
             Other loans                                                28              27
                                                               ------------   -------------
     Total                                                              28             144

     Loans delinquent 89 days or less
             1-4 family residential first mortgage loans                97               -
             Other loans                                                26               2
                                                               ------------   -------------
     Total                                                             123               2


     Total non-performing loans                                $       151    $        146
                                                               ============   =============

     Total real estate owned, net of related
        allowances for losses                                          122               0

     Total non-performing assets                               $       273    $        146
                                                               ============   =============

     Total non-performing loans
        to net loans receivable  1                                    0.21%           0.20%

     Total non-performing loans
        to total assets                                               0.16            0.15

     Total non-performing loans and REO to
        total assets                                                  0.29            0.15

----------------------------------------------------------------
1 Net loans receivable includes loans held for sale.


An allowance for loan losses is maintained at a level considered by management to be adequate to absorb future loan losses. Management of the Bank, in determining the provision for loan losses, considers the risks inherent in its portfolio and changes in the nature and volume of its loan activities, along with general economic conditions. The Bank maintains a loan review system which allows for a periodic review of its loan portfolio and the early identification of potential problem loans. Such system takes into consideration, among other things, delinquency status, size of loans, type of collateral and financial condition of the borrowers. The delinquencies have been and are expected to remain relatively stable, and management believes that the provision balance at March 31, 1997 is both adequate to absorb any future losses if the real estate market experienced any weaknesses or if the local economy were to experience a recessionary period, and is representative of a conservative approach. Although the Bank maintains its allowance for losses on loans at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts or that the Bank will not be required to make additions to the allowance for losses on loans in the future. Future additions to the Bank's allowance for loan losses and any changes in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the economy, changes in real estate values and interest rates, and inflation.

The allowance for loan loss was $501,000 at March 31, 1997, which represented 331.8% of non-performing loans and 183.5% of non-performing assets. These ratios compare to 320.6% of non-performing loans and 320.6% of non-performing assets at December 31, 1996.

Loan impairment is reported when full payment under the loan term is not expected. Impairment is evaluated in total for smaller-balance loans of a similar nature such as the Company's residential mortgage, consumer and credit card loans and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate, or the loan's market price or the fair value of the collateral, if the loan is collateral dependent. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when the internal grading system indicates a doubtful classification.


RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997
AND 1996.

GENERAL

Net income for the three months ended March 31, 1997 was $150,000 compared to $12,000 for the three months ended March 31, 1996, an increase of $138,000. The primary components of this increase were: i.) an increase of $60,000, or 10.5%, in net interest income after provision for loan losses to $632,000 for the three months ended March 31, 1997 from $572,000 for the three months ended March 31, 1996, as average interest-earning assets increased 17.1%, ii.) an increase in non-interest income of $94,000, or 106.8%, to $182,000 for the three months ended March 31, 1997 from $88,000 for the three months ended March 31, 1996, and iii.) a decrease in non-interest expense of $56,000, or 8.7%, to $591,000 for the three months ended March 31, 1997 from $647,000 for the three months ended March 31, 1996.

NET INTEREST INCOME

The Company's net interest income before provision for loan losses was $665,000 for the quarter ended March 31, 1997 as compared to $603,000 for the quarter ended March 31, 1996, an increase of $62,000, or 10.3%. This increase in net interest income in the 1997 period was primarily due to an increase in average earning assets of 17.1%. Interest income on interest-earning assets totaled $1,680,000 for the three months ended March 31, 1997 as compared to $1,377,000 for the same period in 1996, an increase of $303,000 or 22.0%. Interest expense on interest-bearing liabilities totaled $1,015,000 for the three months ended March 31, 1997, as compared to $774,000 for the same period in 1996, an increase of $241,000, or 31.1%. The Company's net interest spread decreased 38 basis points to 2.63% for the three months ended March 31, 1997 from 3.01% for the three months ended March 31, 1996. The decrease primarily resulted from an increase in the cost of funds as borrowings comprised a greater portion of the liability portfolio to facilitate growth of the balance sheet.

PROVISION FOR LOAN LOSSES

The Bank's provision for loan losses was $33,000 for the three months ended March 31, 1997 compared to $31,000 for the three months ended March 31, 1996. The provision for the 1997 period primarily resulted from current and projected growth and diversification from mortgages in the loan portfolio.

Non-Interest Income Non-interest income increased $94,000, or 106.8%, to $182,000 for the three months ended March 31, 1997 from $88,000 for the same period in 1996. Contributing $83,000 of the increase were gains on sales of securities in the 1997 period of $69,000, reversing a year earlier loss of $14,000. Additionally, loan servicing fees and charges increased $22,000, or 78.6%, as the Company recognized an impairment of $15,000 on originated mortgage servicing rights during the 1996 period. Partially offsetting the aforementioned increases, was a decrease of $17,000 in gains on sales of mortgages to $6,000 for the three months ended March 31, 1997 from $23,000 for the three months ended March 31, 1996 as origination volumes declined from the previous year.

NON-INTEREST EXPENSE

Non-interest expense decreased $56,000, or 8.7%, to $591,000 for the three months ended March 31, 1997 from $647,000 for the three months ended March 31, 1996. The decrease was primarily the result of a decrease in FDIC insurance premiums of $36,000 to $2,000 for the three months ended March 31, 1997 from $38,000 for the three months ended March 31, 1996 as the Company began to benefit from the passage of the Deposit Insurance Funds Act of 1996. In addition, compensation and benefits decreased $27,000 to $298,000 for the three months ended March 31, 1997 from $325,000 for the three months ended March 31, 1996 as improved efficiencies continued and loan origination and servicing costs decreased $22,000 as origination volumes decreased and reduced commissions paid. Partially offsetting the aforementioned decreases in non-interest expenses was an increase of $16,000 in occupancy and equipment to $75,000 for the three months ended March 31, 1997 from $59,000 for the three months ended March 31, 1996. The increase was the result of increased investment in technology to improve products and service levels as well as to continue the development servicing and operational efficiencies.

SECONDARY MORTGAGE MARKET LOAN ACTIVITY

Proceeds from the sales of first mortgage loans into the secondary mortgage market totaled $0.4 million and $1.5 million during the three months ended March 31, 1997 and 1996, respectively. The decrease was due to a decline in the amount of originations in the 1997 period. Gains on sales of mortgage loans, net of a valuation allowance, for the three months ended March 31, 1997 totaled $6,000 compared to $23,000 for the same period in 1996, a decrease of 73.9%.

INCOME TAXES

For the three months ended March 31, 1997 income tax expense increased $72,000 to $73,000 for the three months ended March 31, 1997 from $1,000 for the three months ended March 31, 1996, as net income before income taxes increased.

PART II   OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     There are various claims and lawsuits incidental to the Registrant's business in which the Registrant is periodically involved. In the opinion of management, no material loss is expected from any such pending claims of lawsuits.

Item 2.   CHANGES OF SECURITIES

     Not applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the period covered by this report.

Item 5.   OTHER INFORMATION

     Not applicable

Item 6.   EXHIBITS AND REPORTS ON 8-K

     During the quarter ended March 31, 1997, the Registrant filed one Form 8-K dated January 10, 1997, which announced the adoption of a Director Emeritus Program and that Morton I. Silver, a member of the Board of Directors had retired and agreed to become the first Director Emeritus of the Registrant.
The Registrant also announced the nomination of James V. Twyning to the Board of Directors to replace Mr. Silver.

                  FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY

Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchanges Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      FIRST FINANCIAL BANCORP, INC.
                      -----------------------------
                              (Registrant)


Dated:  May 12, 1997                  By: /s/ Steven C. Derr
      ----------------                   ---------------------
                                          Steven C. Derr
                                          President
                                          Principal Executive Officer


Dated:  May 12, 1997                  By: /s/ Keith D. Hill
      ----------------                   ---------------------
                                          Keith D. Hill
                                          Treasurer
                                          Principal Financial Officer
                                          Principal Accounting Officer