Form 10QSB
period 1997-06-30
FIRST FINANCIAL BANCORP INC
filed 1997-08-14
CIK 908489

                         SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                 FORM 10-QSB

(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 1997

OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to
     For the quarter ended

                      Commission File Number:  0-22394

                        FIRST FINANCIAL BANCORP, INC.
                    ------------------------------------
           (exact name of registrant as specified in its charter)

          Delaware                                            36-3899034
 --------------------------------------------           ---------------------
(State or other jurisdiction of Incorporation or           (I.R.S. Employer
 Organization Number)                                   Identification Number)

  121 East Locust Street, Belvidere, Illinois                     61008
 ---------------------------------------------                   ------
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

As of July 31, 1997 the Registrant had 415,195 shares issued and outstanding.

                                INDEX

                    PART I - FINANCIAL INFORMATION



                                                                         Page
Item 1.   FINANCIAL STATEMENTS - UNAUDITED                              Number

          Consolidated Statement of Financial Condition as of
          June 30, 1997                                                    3

          Consolidated Statements of Income for the Three and
          Six Months Ended June 30, 1997 and 1996                          4

          Consolidated Statement of Stockholders' Equity for the
          Six Months Ended June 30, 1997                                   5

          Consolidated Statements of Cash Flows for the Six months
          Ended June 30, 1997 and 1996                                     6

          Notes to Unaudited Consolidated Financial Statements             8

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                             10


Part II.  OTHER INFORMATION                                               20




                              FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENT OF
                                           FINANCIAL CONDITION
                       -----------------------------------------------------------
                                               (Unaudited)
                                                                                                 June 30, 1997
                                                                                             -------------------
                                                 ASSETS                                     (Dollars in Thousands)
                       Cash on hand and non-interest-earning deposits                                     $504
                       Interest-earning deposits                                                         4,446
                                                                                                   ------------

                                  Total cash and cash equivalents                                        4,950

                       Securities available-for-sale, at market value                                   15,752
                       Mortgage-backed securities available-for-sale, at market value                    1,742
                       Investment securities held-to-maturity (market value of $76)                         76
                       Mortgage-backed securities held-to-maturity (market value of $990)                1,042
                       Certificates of deposit held-to-maturity                                          3,098
                       First mortgage loans held-for-sale                                                  930
                       Loans receivable, net of allowance for losses of $497                            53,174
                       Accrued interest receivable                                                         513
                       Premises and equipment                                                            1,451
                       Investment in stock of Federal Home Loan Bank of Chicago, at cost                   910
                       Other assets                                                                        893
                                                                                                   ------------

                                  Total assets                                                         $84,531
                                                                                                   ============


                                  LIABILITIES AND STOCKHOLDERS' EQUITY

                    LIABILITIES
                         Deposit accounts                                                              $68,529
                         Borrowings from FHLB                                                            7,700
                         Advance payments by borrowers for taxes and insurance                             305
                         Other liabilities                                                                 682
                                                                                                   ------------

                                  Total liabilities                                                     77,216
                                                                                                   ------------

                    COMMITMENTS AND CONTINGENCIES (See footnotes)

                    STOCKHOLDERS' EQUITY
                       Common Stock -  $0.10 par value, 1,500,000 shares authorized,
                         509,598 shares issued and 415,195 shares outstanding                               51
                       Additional paid-in capital                                                        3,830
                       Retained earnings, substantially restricted                                       5,031
                       Treasury stock, at cost,                                                         (1,505)
                       Common stock purchased by:
                            Employee stock ownership plan                                                  (68)
                            Management recognition and retention plans                                     (26)
                       Net unrealized gain on investment securities available for                            2
                                                                                                   ------------

                                  Total stockholders' equity                                             7,315
                                                                                                   ------------

                                  Total liabilities & stockholders' equity                             $84,531
                                                                                                   ============


  See Accompanying Notes to Unaudited Consolidated Financial Statements


               FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME
        ----------------------------------------------------------
                               (Unaudited)

                                                                      Three Months Ended June 30,     Six Months Ended June 30,
                                                                      ---------------------------    ---------------------------
                                                                           1997          1996             1997          1996
                                                                      ------------- -------------    ------------- -------------
                                                                                    (Dollars in Thousands)
      Interest income:
          First mortgage loans                                            $1,180        $1,174           $2,406        $2,095
          Other loans                                                        209           165              414           315
          Mortgage-backed securities                                         136           158              288           319
          Investment securities                                              109           120              199           242
          Interest-earning deposits                                           32             8               39            31
                                                                      ------------- -------------    ------------- -------------

                     Total interest income                                 1,666         1,625            3,346         3,002
                                                                      ------------- -------------    ------------- -------------

      Interest expense:
          Deposit accounts                                                   754           736            1,486         1,485
          FHLB advances                                                      244           206              527           231
                                                                      ------------- -------------    ------------- -------------

                     Total interest expense                                  998           942            2,013         1,716
                                                                      ------------- -------------    ------------- -------------

                     Net interest income                                     668           683            1,333         1,286

      Provision for loss on loans                                              0            24               33            55
                                                                      ------------- -------------    ------------- -------------

                     Net interest income after provision for loss on         668           659            1,300         1,231
                                                                      ------------- -------------    ------------- -------------


      Non-interest income:
          Loan servicing fees and charges                                     66            50              116            78
          Service charges on deposit accounts                                 54            54               98            92
          (Loss) gain on sales of loans                                     (153)           18             (147)           41
          Loss on sales of investments securities                           (240)            0             (171)          (14)
          Gain (loss) on sales/disposal of assets                              1            (9)               1            (9)
          Other                                                               14            14               27            27
                                                                      ------------- -------------    ------------- -------------

                     Total non-interest income                              (258)          127              (76)          215
                                                                      ------------- -------------    ------------- -------------

      Non-interest expense:
          Compensation and benefits                                          313           276              611           601
          Occupancy and equipment                                             70            58              145           117
          Data processing                                                    114            40              156            83
          Federal deposit insurance premiums                                  11            38               13            76
          Loan origination and servicing                                      15            38               27            72
          Professional fees                                                   22            29               49            52
          Advertising and promotion                                           23            14               51            32
          Other                                                              104            87              211           194
                                                                      ------------- -------------    ------------- -------------

                     Total non-interest expense                              672           580            1,263         1,227
                                                                      ------------- -------------    ------------- -------------


                     Income (loss) before income taxes                      (262)          206              (39)          219

      Income taxes (benefit)                                                 (92)           68              (19)           69
                                                                      ------------- -------------    ------------- -------------

                     Net income (loss), before extraordinary item          ($170)         $138             ($20)         $150
                                                                      ------------- -------------    ------------- -------------

      Extraordinary item, net of tax benefit of $12                          (24)            0              (24)            0
                                                                      ------------- -------------    ------------- -------------

                     Net income (loss), after extraordinary item           ($194)         $138             ($44)         $150
                                                                      ============= =============    ============= =============

      Primary earnings (loss) per share, before extraordinary item        ($0.42)        $0.30           ($0.05)        $0.32

      Extraordinary item per share, net of tax benefit of $12             ($0.06)        $0.00           ($0.06)        $0.00
                                                                      ------------- -------------    ------------- -------------

      Primary earnings (loss) per share, after extraordinary item         ($0.48)        $0.30           ($0.11)        $0.32
                                                                      ============= =============    ============= =============


See Accompanying Notes to Unaudited Consolidated Financial Statements

                                   FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                           Six Months Ended June 30, 1997
                                                   (Unaudited)
                                              (Dollars in Thousands)
                                                                                                            Net
                                                                                                        Unrealized
                                                                                                          Loss On
                                            Additional                           Unearned    Unearned   Securities
                                  Common     Paid-in     Retained    Treasury      ESOP        Stock    Available-
                                  Stock      Capital     Earnings     Stock       Shares       Awards    for-Sale      Total
                                ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                                            (In Thousands)
  Balance, December 31, 1996          $51      $3,797      $5,075     ($1,350)       ($95)       ($26)      ($127)     $7,325

  Net loss                             --          --         (44)         --          --          --          --         (44)

  Release of earned ESOP
  shares, 3,390 shares                 --          33          --          --          27          --          --          60

  Purchase of treasury stock,
  9,681 shares, at cost                --          --          --        (155)         --          --          --        (155)

  Net change in unrealized loss
  on investment securities
  available for sale, net of
  deferred income taxes of $6          --          --          --          --          --          --          --         129
                                ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

  Balance, June 30, 1997              $51      $3,830      $5,031     ($1,505)       ($68)       ($26)         $2      $7,315
                                ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========


See Accompanying Notes to Unaudited Consolidated Financial Statements





                         FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
              -------------------------------------------------------------------
                                          (Unaudited)
                                                                                                            Six Months Ended
                                                                                                                June 30,
                                                                                                         ----------------------

                                                                                                           1997          1996
                                                                                                         ----------------------
                                                                                                         (Dollars in Thousands)
     CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                                                                                            ($44)       $150
        Adjustments to reconcile net income to net cash provided by (used in) operating activities:
           Amortization of:
              Premiums, discounts and deferred fees on loans, mortgage-backed
                 and investment securities                                                                      21         (12)
              Net excess servicing fees and originated mortgage servicing rights                                 0          24
              Management recognition and retention plans                                                         0           9
              Employee stock ownership plan                                                                     60          44
           Provision for losses on loans and foreclosed real estate                                             33          55
           (Gain) loss on sale of:
              Loans                                                                                            147         (41)
              Investment and mortgage-backed securities                                                        171          14
              Other                                                                                             (1)          9
           Depreciation of premises and equipment                                                               68          49
           Originations of loans held for sale,  net of origination fees and principal collected            (2,009)     (4,916)
           Proceeds from sales of loans held for sale                                                       20,771       3,506
           Increase (decrease) in cash flows due to other changes in:
              Accrued interest receivable                                                                        4         (79)
              Other assets                                                                                      99        (127)
              Other liabilities                                                                                130         352
                                                                                                         ----------  ----------

              Net cash used in operating activities                                                         19,450        (963)
                                                                                                         ----------  ----------

     CASH FLOWS FROM INVESTING ACTIVITIES
        Loan originations net of principal collected on loans                                                1,065     (11,092)
        Purchases of:
           Whole loan participations                                                                          (564)     (7,844)
           Mortgage-backed securities available for sale                                                         0      (1,250)
           Certificates of deposit held to maturity                                                         (3,098)          0
           Securities available for sale                                                                   (12,183)     (2,796)
           Stock of the FHLB of Chicago                                                                          0        (414)
        Proceeds from:
           Sales of securities available for sale                                                              166         736
           Sales of mortgage-backed securities available for sale                                            6,954           0
           Maturities and calls of securities available for sale                                             1,100       2,800
           Maturities and calls of investment securities held to maturity                                        0         200
           Sales of FHLB Stock                                                                                 238           0
           Sale of REO                                                                                         122           0
        Principal collected on mortgage-backed securities and collateralized mort                              428         779
        Purchase of premises and equipment                                                                    (132)       (100)
                                                                                                         ----------  ----------
              Net cash provided by (used in) investing activities                                           (5,904)    (18,981)
                                                                                                         ----------  ----------

     CASH FLOWS FROM FINANCING ACTIVITES
        Net increase in deposit accounts                                                                     2,691       1,124
        Net increase (decrease) in advances from the Federal Home Loan
          Bank of Chicago                                                                                  (12,750)     17,900
        Repurchase of common stock                                                                            (155)        (96)
        Net increase (decrease) in advance payments by borrowers for taxes and insurance                       (34)        233
                                                                                                         ----------  ----------

              Net cash (used in) provided by financing activities                                          (10,248)     19,161
                                                                                                         ----------  ----------

        Net increase (decrease) in cash and cash equivalents                                                 3,298        (783)

        Cash and cash equivalents at beginning of period                                                     1,652       2,558
                                                                                                         ----------  ----------

        Cash and equivalents at end of period                                                               $4,950      $1,775
                                                                                                         ==========  ==========


     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
        Cash paid for:
           Interest                                                                                         $1,952      $1,657
           Income Taxes                                                                                       (129)          0

        Noncash Items
           Transfer of portfolio loans to held for sale                                                     19,962           0
           Transfer of portfolio loans to REO                                                                  122           0


See Accompanying Notes to Unaudited Consolidated Financial Statements

                 FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1997 and 1996


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

The unaudited consolidated financial statements consist of the statement of financial condition as of June 30, 1997, the statements of income for the three and six months ended June 30, 1997 and 1996, the statement of stockholder's equity for the six months ended June 30, 1997, and the statements of cash flows for the six months ended June 30, 1997 and 1996, which include the accounts of First Financial Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Federal Savings Bank (the "Bank") and the Bank's wholly-owned subsidiary, First Financial Services of Belvidere, Illinois, Inc., for the three and six months ended June 30, 1997 and 1996. All material intercompany accounts and transactions have been eliminated in consolidation.

(3) EARNINGS PER SHARE

Primary earnings per share information for the three and six months ended June 30, 1997 and 1996 is based on the weighted average number of common shares outstanding of 405,069 and 462,767, respectively, for the three months ended June 30 and 407,282 and 463,043, respectively, for the six months ended
June 30.  The Bank's ESOP held 10,173 unallocated shares as of June 30,
1997, and the Recognition and Retention Plans held 3,043 unallocated shares. Fully diluted earnings per share is not separately disclosed since the effect of dilution is immaterial.

(4) COMMITMENTS AND CONTINGENCIES

Commitments to originate mortgage loans at June 30, 1997 were $0.6 million, of which $0.5 million were fixed rate loans with rates ranging from 7.25% to 11.99% with a weighted average rate of 8.12%. Commitments to sell mortgage loans totaled $0.4 million at June 30, 1997. As of June 30, 1997 remaining balances in loans sold under recourse agreements totaled $1.4 million and unused adjustable rate lines of credit and letters of credit totaled $5.9 million, of which $1.8 million is attributed to the Company's credit card program.

The Bank has pledged certain mortgage-backed securities and U.S. agency securities worth $7.4 million at June 30, 1997 as collateral for deposits in excess of federal deposit insurance limitations.

(5)  PENDING ACCOUNTING CHANGES

Financial Accounting Standards No. 125 "Accounting for Transfers of Servicing and Financial Assets and Extinguishment of Liabilities," was issued by the Financial Accounting Standards Board ("FASB") in 1996. It revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It is effective for some transactions in 1997 and others in 1998. The Company anticipates the Standard will have no material effect on its financial statements.

On March 3, 1997, the FASB issued statement No. 128, Earnings Per Share, which is effective for financial statements beginning with year end 1997. Basic earnings per share will be calculated solely on average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. All prior calculations will be restated to be comparable to the new methods. As the Company has not had significant dilution from stock options, the new calculation methods will not significantly affect the future basic earnings per share and diluted earnings per share.

(6)   RECENT REGULATORY DEVELOPMENTS

A bill has been introduced in the Congress that would eliminate the federal thrift charter and require the conversion of a federal thrift to a national bank, state bank or state thrift charter within two years of its passage.
Such legislation would also convert the Company to a bank holding company from its current thrift holding company status. The proposed legislation calls for the grandfathering of thrifts' powers not available to a bank at the time of conversion. Such powers, however, would be lost upon change in control or inability to maintain Qualified Thrift Lender status. Under the proposal the Office of the Comptroller of Currency ("OCC") or the state banking regulator would become the Bank's supervisory authority and the Federal Reserve Bank would supervise the holding company. The OTS, the Company's current regulator would merge with the OCC.

At this time, the Company is unable to ascertain whether the bill will be enacted, and if enacted, what changes may be made prior to enactment. For this reason it is difficult to predict the impact of this legislation on the Company, its subsidiaries and their operations.

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

When used in this 10-QSB and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "are expected to", "estimate", "is anticipated", "project", "will continue", "will likely result" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that factors addressed within the discussion below could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to such future periods in any current statements.

The Company does not undertake--and specifically declines any obligation--to publicly release the result of any revisions which may be made to any forward-looking statements, to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

At June 30, 1997, the Bank was in compliance with the capital requirements, summarized as follows:

                       Regulatory
                         Capital         Actual            Excess
                       Requirement         Capital              Capital
                   -------------       --------------  ---------------
                        %    Amount       %     Amount        %      Amount
                   -----  ------       ------  ------  ------  -------
                                     (Dollars in Thousands)

  Tangible (1)        1.50%  $1,266      8.17%  $6,895       6.67%  $ 5,629
  Core (1)            3.00    2,532      8.17    6,895       5.17     4,363
  Risk-Based (2)
  Current             8.00    3,804     15.52    7,379       7.52     3,575

  Total assets for regulatory purposes                              $84,386
  Total risk-weighted assets                                         47,553


  (1) Percentages represent percent of total assets for regulatory purposes.
  (2) Percentages represent percent of total risk weighted assets.

At June 30, 1997, the difference between stockholder's equity in accordance with generally accepted accounting principles (GAAP) and regulatory capital are summarized as follows:

                 (In Thousands)

       GAAP capital                                                $6,894
       Originated mortgage servicing rights fair value                (20)
       Net unrealized gain on securities available for sale            21
                                                                   ------
       Capital for regulatory purposes                             $6,895
       General loan loss allowances                                   484

       Risk-based capital                                          $7,379
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

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of the average daily balance of net deposits and short term borrowings. The required ratio is currently 5.0%. The Bank's liquidity ratio was 15.43% at June 30, 1997. The Bank's relatively high liquidity ratio as of June 30, 1997 is the result of the net cash and short term securities the Bank acquired after the balance sheet restructuring undertaken in the second quarter.

During the second quarter of 1997, the Company took actions to restructure its balance sheet for the purposes of reducing interest rate risk, improving the Company's net interest margin through the redeployment of the funds, and diversifying the Company's balance sheet. As a result of these actions, the Company realized charges totaling $286,000, net of taxes. The restructuring included the sale of substantially all of the Company's fixed rate one- to four-family mortgage loans and the majority of its mortgage-backed securities and collateralized mortgage obligations. In addition, $7.5 million in fixed rate, fixed maturity FHLB advances were also prepaid.

The Bank's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The levels of these assets are dependent on the Bank's operating, financing, lending, and investing activities during any given period. At June 30, 1997, cash and cash equivalents totaled $5.0 million as compared to $1.7 million at December 31, 1996.

The Bank's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows used in operating activities for the six months ended June 30, 1997, consisted primarily of the originations of loans held for sale, net of principal collections, of $2.0 million offset by sales of such loans totaling $1.1 million. Cash flows used in operating activities for the six months ended June 30, 1996 consisted primarily of originations of loans held for sale of $4.9 million offset by proceeds from sales of such loans of $3.5 million.

Cash flows provided by investing activities for the six months ended June 30, 1997 consisted primarily of sales of fixed rate mortgage loans of $19.7 million and principal collected on portfolio loans in excess of originations, of $1.1 million, the sale of mortgage-backed securities available for sale of $7.0 million, maturities of securities available for sale of $1.1 million and principal repayments on mortgage-backed securities of $0.4 million.
Offsetting such sources of funds were purchases of securities available for sale and certificates of deposit of $12.2 million and $3.1 million respectively as well as purchases of loan participations of $0.6 million.
Cash flows used in investing activities for the six months ended June 30, 1996 consisted primarily of $11.1 million in portfolio loan originations and $7.8 million in purchases of loans, net of principal collected, purchases of mortgage-backed securities of $1.3 million and purchases of securities available for sale of $2.8 million offset by proceeds from sales, maturities and calls of investment securities of $3.7 million and principal repayment on mortgage backed securities of $0.8 million.

Cash flows used in financing activities for the six months ended June 30, 1997 consisted of net repayments on FHLB advances of $12.8 million, including prepayments of $7.5 million on fixed rate, fixed term advances, offset by a net increase in deposit accounts of $2.7 million. Cash flows provided by financing activities for the six months ended June 30, 1996 consisted of net borrowings from the FHLB Chicago of $17.9 million, as well as inflows to deposit accounts of $1.1 million and a net increase of $0.2 million in advanced payments for taxes and insurance.

At June 30, 1997, the Company had outstanding loan commitments of $0.6 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination and purchase commitments. Certificates of deposit which are scheduled to mature in less than one year from June 30, 1997 totaled $20.9 million. Management believes that a significant portion of such deposits will remain with the Company.

CHANGES IN FINANCIAL CONDITION

As of June 30, 1997, total assets of the Company were $84.5 million, a decrease of $10.0 million, or 10.6%, from December 31, 1996 assets of $94.5 million.

Cash and cash equivalents totaled $5.0 million at June 30, 1997, an increase of $3.3 million, or 199.6% from December 31, 1996.

Securities held to maturity and available for sale totaled $15.8 million at June 30, 1997, an increase of $11.0 million from December 31, 1996. The increase was the direct result of the restructuring of the Company's balance sheet. In addition, mortgage-backed securities totaled $2.8 million at June 30, 1997, a decrease of $7.4 million from the December 31, 1996 total of $10.2 million. This decrease was also the result of restructuring the Company's balance sheet during the second quarter as $7.0 million were sold in addition to the recurring amortization and prepayments on the securities.

First mortgage loans held for sale totaled $0.9 million at June 30, 1997 and commitments to sell first mortgage loans at June 30, 1997 were $0.4 million. The Company had no first mortgage loans held for sale at December 31, 1996.

Net loans receivable totaled $53.2 million at June 30, 1997 as compared to $73.8 million at December 31, 1996, a decrease of $20.6 million, or 28.0%. The primary reason for the decrease was the previously cited sale of $20.0 million in long term fixed rate mortgage loans. Loans serviced for others totaled 1,422 loans with a balance of $70.5 million at June 30, 1997 as compared to 1,074 loans with a balance of $52.6 million at December 31, 1996 as the fixed rate loans were sold servicing retained.

Deposit accounts totaled $68.5 million at June 30, 1997 as compared to $65.8 million at December 31, 1996, an increase of $2.7 million, or 4.1%. Contributing to this increase was an 11.4% increase in checking and NOW balances and a 6.7% increase in savings account balance from December 31, 1996. The increase in core deposits is the result of the Company's Totally Free Checking promotion which was launched of in February 1997. The Company anticipates attracting core deposits as well as enhancing fee income and cross sales through the program.

ASSET QUALITY

The following table sets forth information regarding loans delinquent more than 90 days, non-performing less than 90 days and real estate owned.

                                     At June      At December
                                    30, 1997        31, 1996
                                    ---------     ------------
                                       (Dollars in Thousands)
                                      ----------------------

  Loans delinquent 90 days or more
          Accruing:
          First mortgage loans:
       1-4 family residential          $   3        $   -
          Other loans                      -            -
                                         ----        -----
       Total                           $   3        $   -

          Non-accruing:
          First mortgage loans
       1-4 family residential          $   -        $ 113
       Other first mortgage                -            4
          Other loans                    186           27
                                         ----        -----
      Total                           $  186        $ 144

  Loans delinquent 89 days or less
         Non-accruing:
         First mortgage loans
      1-4 family residential          $   27            -
          Other loans                    134        $   2
                                         ----        -----
              Total                    $ 161            2

  Total non-performing loans           $ 350        $ 146
                                        ====         =====

  Total real estate owned, net of
  related allowances for losses        $   0        $   0

  Total non-performing assets          $ 350        $ 146
                                        ====         =====

  Total non-performing loans
     to net loans receivable  (1)       0.65%        0.20%

  Total non-performing loans
     to total assets                    0.41         0.15

  Total non-performing loans and REO
  to total assets                       0.41         0.15


(1)  Net loans receivable includes loans held for sale.

An allowance for loan losses is maintained at a level considered by management to be adequate to absorb future loan losses. Management of the Bank, in determining the provision for loan losses, considers the risks inherent in its portfolio and changes in the nature and volume of its loan activities, along with general economic conditions. The Bank maintains a loan review system which allows for a periodic review of its loan portfolio and the early identification of potential problem loans. Such system takes into consideration, among other things, delinquency status, size of loans, type of collateral and financial condition of the borrowers. During 1997, management implemented a loan classification system with moderately tighter standards than previously utilized. The delinquencies have been and are expected to remain relatively stable, and management believes that the provision balance at June 30, 1997 is both adequate to absorb any future losses if the real estate market experienced any weaknesses or if the local economy were to experience a recessionary period, and is representative of a conservative approach. Although the Bank maintains its allowance for losses on loans at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts or that the Bank will not be required to make additions to the allowance for losses on loans in the future. Future additions to the Bank's allowance for loan losses and any changes in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the economy, changes in real estate values and interest rates, and inflation.

The allowance for loan loss was $497,000 at June 30, 1997, which represented 141.2% of non-performing loans and non-performing assets. These ratios compare to 320.6% of non-performing loans and non-performing assets at December 31, 1996.

Loan impairment is reported when full payment under the loan term is not expected. Impairment is evaluated in total for smaller-balance loans of a similar nature such as the Company's residential mortgage, consumer and credit card loans and on an individual basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of the estimated future cash flows using the loan's existing rate, or the loan's market price or the fair value of the collateral, if the loan is collateral dependent. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when the internal grading system indicates doubtful classification.


RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 AND
1996.

GENERAL

During the second quarter of 1997, the Company took actions to restructure its balance sheet for the purposes of reducing interest rate risk, improving the Company's net interest margin through the redeployment of the funds, and diversifying the Company's balance sheet. As a result of those actions, the company realized charges totaling $286,000, net of taxes. The restructuring included the sale of substantially all of the Company's fixed rate one- to four-family mortgage loans and the majority of its mortgage-backed securities and collateralized mortgage obligations. In addition $7.5 million in fixed rate, fixed maturity FHLB advances were also prepaid.

Net income after extraordinary items for the three months ended June 30, 1996 was $140,000, net of charges related to restructuring the Company's balance sheet and data system conversion charges, compared to $138,000 for the three months ended June 30, 1996, an increase of $2,000, or 1.4%. Including the aforementioned charges, the Company recorded a net loss after extraordinary items of $194,000 for the three months ended June 30, 1997.

NET INTEREST INCOME

The Company's net interest income before provision for loan losses was $668,000 for the three months ended June 30, 1997, a decrease of $15,000 from the same period in 1996. The primary reason for the decrease was the higher cost of liabilities associated with the fixed rate FHLB advances the Company had borrowed in the latter half of 1996. Interest income on interest-earning assets totaled $1.7 million for the three months ended June 30, 1997 as compared to $1.6 million for the same period in 1996, an increase of $0.1 million or 2.5%. Interest expense on interest-bearing liabilities totaled $1.0 million for the three months ended June 30, 1997, as compared to $0.9 million for the same period in 1996, an increase of $0.1 million, or 5.9%. The Company's net interest margin decreased 16 basis points to 2.89% for the three months ended June 30, 1997 from 3.05% for the three months ended June 30, 1996. The primary reason for the decrease in the margin was the use of fixed rate, fixed term FHLB advances during the 1997 period over short term variable rate advances.

PROVISION FOR LOAN LOSSES

The Company did not record a provision for loan losses for the three months
ended June 30, 1997.   This compares to the $33,000 for the three months ended
June 30, 1996. The elimination of the provision in the 1997 period was a result of consistency in loan balances and overall portfolio quality. The exception to the consistency in balances occurred in the fixed rate mortgage loan portfolio where the Company sold the majority of its holdings during the quarter. The reduction in the mortgage loan portfolio as a result of the sale decreased the amount of required reserves for mortgage loans as computed by the Company's model. The portfolio activity during three months ended June 30, 1997 contrasts with the growth seen in the portfolio during the same period in 1996. In addition, the Company's credit card portfolio has seasoned over the course of the past year allowing management to maintain with no change the allowances recorded for that product during 1996.

NON-INTEREST INCOME

Exclusive of charges related to the restructuring, non-interest income increased $12,000, or 9.4%, to $139,000 for the three months ended June 30,
1997 from $127,000 for the same period in 1996.   The increase was primarily
attributable to increases in loan servicing fees and charges of $16,000 to $66,000 for the three months ended June 30 ,1997 from $50,000 for the same period in 1996. The increase related to decreased valuations against mortgage servicing rights in the 1997 period. Net of restructuring charges of $157,000, gain on sale of loans decreased $14,000 or 77.8% to $4,000 for the three months ended June 30, 1997 from $18,000 for the same period in 1996. This decrease was the result of lower origination volumes during the 1997 period. Partially offsetting the decrease in gain on sales of loans was the gain on sale of assets of $1,000 during the three months ended June 30, 1997 compared to a loss of $9,000 during 1996.

NON-INTEREST EXPENSE

Exclusive of data processing charges of $76,000 associated with the Company's upcoming system conversion, non-interest expense increased $16,000, or 2.8%, to $596,000 for the three months ended June 30, 1997 from $580,000 for the three months ended June 30, 1996. Including those charges, non-interest expense increased $92,000, to $672,000 for the three months ended June 30, 1997. The increase, outside of the conversion charges, was the result of increases in compensation, occupancy, promotion, and other expenses, partially offset by decreases in FDIC insurance premiums, loan origination and servicing expenses and professional fees. Compensation increased $37,000 due to lower origination volumes in the 1997 period, which led to capitalization of less direct costs under SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Direct Costs of Leases, as compared to the three months ended June 30, 1996. Occupancy and equipment increased $12,000, primarily as a result of increased depreciation for hardware and software additions as well as increased real estate taxes. Promotional expenses increased $9,000 as the Company has undertaken a direct mail campaign during 1997 in conjunction with its Totally Free Checking program. Partially offsetting these increases was a decrease in FDIC insurance premiums of $27,000 as rates were reduced at the beginning of 1997 after the Company contributed to the recapitalization of the SAIF in the third quarter of 1996. In addition the Bank experienced a decrease in loan origination and servicing fees as origination volume declined in the 1997 quarter.

SECONDARY MORTGAGE MARKET LOAN ACTIVITY

Proceeds from the sales of first mortgage loans into the secondary mortgage market, excluding the $20.0 million sold in the restructuring, totaled $0.4 million and $2.0 million during the three months ended June 30, 1997 and 1996,
respectively.   The decrease was due primarily to a reduction in the amount of
originations in the 1997 period.   Gain on sales of mortgage loans, net of a
valuation allowance and the restructuring, for the three months ended June 30, 1997 totaled $4,000 compared to $18,000 for the same period in 1996, a decrease of 77.8%.

INCOME TAXES

For the three months ended June 30, 1997 the Company recorded an income tax benefit of $92,000, as compared to expense of $68,000 for the three months ended June 30, 1996.

EXTRAORDINARY ITEM

The Company recorded extraordinary charges related to the early retirement of fixed rate debt, net of tax, of $24,000 during the three months ended June 30, 1997. The charges relate to the prepayment of $7.5 million in fixed rate advances with the Federal Home Loan Bank of Chicago. The advances were prepaid as a step in the balance sheet restructuring plan. The Company's net loss before this extraordinary item for the three months ended June 30, 1997 was $170,000.


RESULTS OF OPERATIONS - COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 AND 1996.

GENERAL

During the second quarter of 1997, the Company took actions to restructure its balance sheet for the purposes of reducing interest rate risk, improving the Company's net interest margin through the redeployment of the funds, and diversifying the Company's balance sheet. As a result of those actions, the Company realized charges totaling $286,000, net of taxes during the period. The restructuring included the sale of substantially all of the Company's fixed rate one- to four-family mortgage loans and the majority of its mortgage-backed securities and collateralized mortgage obligations. In addition $7.5 million in fixed rate, fixed maturity FHLB advances were also prepaid.

Net income after extraordinary items for the six months ended June 30, 1997 was $292,000, exclusive of charges related to restructuring the Company's balance sheet and data system conversion charges, compared to $150,000 for the six months ended June 30, 1996, an increase of $142,000, or 94.7%. Including the aforementioned charges, the Company recorded a net loss after extraordinary items of $44,000 for the six months ended June 30, 1997.

NET INTEREST INCOME

The Company's net interest income before provision for loan losses was $1.3 million for the six months ended June 30, 1997, an increase of $0.1 million from the same period in 1996. The primary reason for the increase was the increase in the Company's earning assets. Interest income on interest-earning assets totaled $3.3 million for the six months ended June 30, 1997 as compared to $3.0 million for the same period in 1996, an increase of $0.3 million or 11.5%. Interest expense on interest-bearing liabilities totaled $2.0 million for the six months ended June 30, 1997, as compared to $1.7 million for the same period in 1996, an increase of $0.3 million, or 17.3%. The Company's net interest margin decreased 23 basis points to 2.89% for the six months ended June 30, 1997 from 3.06% for the six months ended June 30, 1996. The primary reason for the decrease in the margin was the use of fixed rate, fixed term FHLB advances during the 1997 period over short term variable rate advances. The yield on assets remained consistent at 7.18% while the cost of deposit liabilities declined 4 basis points.

PROVISION FOR LOAN LOSSES

The Company recorded a provision for loan losses for the six months ended June
30, 1997 of $33,000.   This compares to $55,000 for the six months ended June
30, 1996. The reduction in the provision in the 1997 period was a result of reduced growth in the loan portfolio and management's judgement as to the adequacy of overall reserves. The reduced growth was offset by the sale of the majority of the fixed rate mortgage loan portfolio in the balance sheet restructuring. This contrasts with the growth seen in the portfolio during the same period in 1996.

NON-INTEREST INCOME

Exclusive of gains and losses on sales of loans, investments and fixed assets, non-interest income increased $44,000, or 22.3%, to $241,000 for the six
months ended June 30, 1997 from $197,000 for the same period in 1996.   The
increase was primarily attributable to increases in loan servicing fees and charges of $38,000 to $116,000 for the six months ended June 30 ,1997 from $78,000 for the same period in 1996. The increase related to decreased valuations against mortgage servicing rights in the 1997 period and increased fees on credit cards. Deposit service charges also increased for the six months ended June 30, 1997 to $98,000 from $92,000 for the six months ended June 30, 1996. Increased fees on checking accounts constituted the majority of that increase as the Company was successful in attracting accounts through its new Totally Free Checking program. Net losses on sales and disposals of loans, securities and assets totaled $317,000 for the six months ended June 30, 1997 while the Company recorded a net gain of $18,000 for the same period in 1996. Of the net $317,000 in losses for 1997, $397,000 related to the Company's balance sheet restructuring. Partially offsetting those losses were gains on sales of current production loans of $10,000, down from $41,000 for the same period in 1996 as a result of decreased originations, and $69,000 on the distribution of a unit investment trust held by the Company during 1997.

NON-INTEREST EXPENSE

Exclusive of data processing charges of $76,000 associated with the Company's upcoming system conversion, non-interest expense decreased $40,000, or 3.3%, to $1,187,000 for the six months ended June 30, 1997 from $1,227,000 for the six months ended June 30, 1996. Including those charges non-interest expense increased $36,000, to $1,263,000 for the six months ended June 30, 1997. The decrease, exclusive of the conversion charges, was primarily the result of decreases in FDIC insurance premiums and loan origination and servicing charges, partially offset by increases in compensation and benefits, occupancy and equipment and other expenses. FDIC insurance premiums decreased $63,000, or 82.9%, as rates were reduced at the beginning of 1997 after the Company contributed to recapitalization of the SAIF in the third quarter of 1996.
Loan origination and servicing fees decreased with the decrease in originations for the six months ended June 30, 1997. Compensation increased $10,000 primarily due to lower origination volumes in the 1997 period, which led to capitalization of less direct costs under SFAS No. 91 as compared to the six months ended June 30, 1996. Occupancy and equipment increased $28,000, primarily as a result of increased depreciation for hardware and software additions as well as increased real estate taxes. Other expenses increased $17,000 for the six months ended June 30, 1997 to $211,000 as a result of various operating expenses associated with the growth of the Company and expansion of its product offerings.

SECONDARY MORTGAGE MARKET LOAN ACTIVITY

Proceeds from the sales of first mortgage loans into the secondary mortgage market, excluding the $20.0 million sold in the restructure, totaled $0.8 million and $3.5 million during the six months ended June 30, 1997 and 1996,
respectively.   The decrease is due primarily to a reduction in the amount of
originations in the 1997 period.   Gain on sales of mortgage loans, net of a
valuation allowance and the restructuring, for the six months ended June 30, 1997 totaled $10,000 compared to $41,000 for the same period in 1996, a decrease of 75.6%.

INCOME TAXES

For the six months ended June 30, 1997 the Company recorded an income tax benefit of 24,000, as compared to expense of $69,000 for the six months ended June 30, 1996.

EXTRAORDINARY ITEM

The Company recorded an extraordinary charge related to the early retirement of fixed rate debt, net of tax, of $24,000 during the six months ended June 30, 1997. The charges relate to the prepayment of $7.5 million in fixed rate advances with the Federal Home Loan Bank of Chicago. The advances were prepaid as an element of the plan to restructure the balance sheet. The Company's net loss before this extraordinary item for the six months ended June 30, 1997 was $20,000.

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

  Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  Not applicable

ITEM 4. SUBMISSION ON MATTERS TO A VOTE OF SECURITY HOLDERS

The following items were presented to shareholders at the Company's annual meeting on April 16, 1997:

         1.   The election of Charles G. Popp, James V. Twyning, and Richard
              E. Winkelman as directors, joining directors continuing in office, Jack R. Manley, Steven C. Derr and Nancy K. Sylvester. The election of the new directors are for terms of one year for Charles G. Popp and three years each for James V. Twyning and Richard E. Winkelman or until their successors have been elected and qualified.

         2. The ratification of the appointment of Crowe, Chizek and Company LLP as auditors for the Company for the fiscal year ending December 31, 1997.

All of the above items were approved by shareholders at the Meeting. The election of Charles G. Popp for the term of one year or until his successor has been elected was approved by a vote of 273,687 in favor, 51,818 withheld and 1,955 excepting. The election of James V. Twyning for the term of three years or until his successor has been elected was approved by a vote of 273,687 in favor, 51,818 withheld and 1,955 excepting. The election of Richard E. Winkelman for the term of three years or until his successor has been elected was approved by a vote of 273,687 in favor, 51,818 withheld and 1,955 excepting. The appointment of Crowe, Chizek and Company LLP as auditors for the Company for the fiscal year ending December 31, 1997 by a vote of 303,687 in favor, 16,832 against and 6,941 abstaining.

ITEM 5. OTHER INFORMATION

         Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

During the quarter ended June 30, 1997, the Registrant filed two Form 8-K's. On April 22, 1997, the Company announced earnings for its operations during the first quarter of 1997.

On June 23, 1997, the Company announced plans to restructure its balance sheet and the anticipated impact of those actions on its earnings for the second quarter.

                FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchanges Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        FIRST FINANCIAL BANCORP, INC.
                                (Registrant)


Dated:  AUGUST 14, 1997         By: /s/  STEVEN C. DERR

                                    -------------------------------
                                    Steven C. Derr
                                    President
                                    Principal Executive Officer


Dated:  August 14, 1997         By: /s/ KEITH D. HILL

                                    -------------------------------
                                    Keith D. Hill
                                    Treasurer
                                    Principal Financial Officer
                                    Principal Accounting Officer