Form 10QSB
period 1997-09-30
FIRST FINANCIAL BANCORP INC
filed 1997-11-14
CIK 908489

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          FORM 10-QSB

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended September 30, 1997

OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from         to

          For the quarter ended


                      Commission File Number:  0-22394

                       FIRST FINANCIAL BANCORP, INC.
                    -------------------------------------
           (exact name of registrant as specified in its charter)

            Delaware                           36-3899034
--------------------------------   -------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification
Incorporation or Organization)      Number)

  121 East Locust Street, Belvidere, Illinois               61008
---------------------------------------------          --------------
   (Address of Principal Executive Offices)               (Zip Code)

                       (815) 544-3167 or (800) 544-3093
               --------------------------------------------------
               (Registrants Telephone Number including area code)

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

As of October 31, 1997 the Registrant had 415,149 shares issued and outstanding.

                             INDEX

                 PART I - FINANCIAL INFORMATION

                                                                   Page
Item 1.   Financial Statements - Unaudited                         Number

      Consolidated Statement of Financial Condition as of
      September 30, 1997                                              3

      Consolidated Statements of Income for the Three
      and Nine Months Ended September 30, 1997 and 1996               4

      Consolidated Statement of Stockholders' Equity for the
      Nine Months Ended September 30, 1997                            5

      Consolidated Statements of Cash Flows for the Nine Months
      Ended September 30, 1997 and 1996                               6

      Notes to Unaudited Consolidated Financial Statements            8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        10


Part II.  Other Information                                          18


                              FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENT OF
                                           FINANCIAL CONDITION
                       -----------------------------------------------------------
                                               (Unaudited)
                                                                                                          September 30,
                                                                                                              1997
                                                                                                      -------------------
                                                 ASSETS                                             (Dollars in Thousands)
                       Cash on hand and non-interest-earning deposits                                               $564
                       Interest-earning deposits                                                                   1,463
                                                                                                      -------------------

                                  Total cash and cash equivalents                                                  2,027

                       Securities available-for-sale, at market value                                             16,614
                       Mortgage-backed securities available-for-sale, at market value                              1,693
                       Investment securities held-to-maturity (market value of $75)                                   75
                       Mortgage-backed securities held-to-maturity (market value of $986)                            985
                       Certificates of deposit                                                                     2,798
                       First mortgage loans held-for-sale                                                          1,374
                       Loans receivable, net of allowance for losses of $490                                      54,751
                       Accrued interest receivable                                                                   602
                       Premises and equipment                                                                      1,606
                       Investment in stock of Federal Home Loan Bank of Chicago, at cost                             910
                       Other assets                                                                                  807
                                                                                                      -------------------

                                  Total assets                                                                   $84,242
                                                                                                      ===================


                                  LIABILITIES AND STOCKHOLDERS' EQUITY

                    LIABILITIES
                         Deposit accounts                                                                        $67,852
                         Borrowings from FHLB                                                                      8,200
                         Advance payments by borrowers for taxes and insurance                                        84
                         Other liabilities                                                                           593
                                                                                                      -------------------

                                  Total liabilities                                                               76,729
                                                                                                      -------------------

                    COMMITMENTS AND CONTINGENCIES (See footnotes)

                    STOCKHOLDERS' EQUITY
                       Common Stock -  $0.10 par value, 1,500,000 shares authorized,
                         509,598 shares issued and 415,149 shares outstanding                                         51
                       Additional paid-in capital                                                                  3,844
                       Retained earnings, substantially restricted                                                 5,150
                       Treasury stock, at cost,                                                                   (1,505)
                       Common stock purchased by:
                            Employee stock ownership plan                                                            (54)
                            Management recognition and retention plans                                               (25)
                       Net unrealized gain on investment securities available for sale                                52
                                                                                                      -------------------

                                  Total stockholders' equity                                                       7,513
                                                                                                      -------------------

                                  Total liabilities & stockholders' equity                                       $84,242
                                                                                                      ===================

See Accompanying Notes to Unaudited Consolidated Financial Statements


               FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME
        ----------------------------------------------------------
                               (Unaudited)
                                                                                Three Months Ended             Nine Months Ended
                                                                                   September 30,                  September 30,
                                                                              -------------------------    -------------------------
                                                                                 1997         1996            1997         1996
                                                                             ------------ ------------    ------------ ------------
                                                                                             (Dollars in Thousands)
      Interest income:
          First mortgage loans                                                      $887       $1,218          $3,293       $3,313
          Other loans                                                                250          187             664          502
          Mortgage-backed securities                                                  42          150             330          469
          Investment securities                                                      314          151             513          393
          Interest-earning deposits                                                   16            6              55           37
                                                                             ------------ ------------    ------------ ------------

                     Total interest income                                         1,509        1,712           4,855        4,714
                                                                             ------------ ------------    ------------ ------------

      Interest expense:
          Deposit accounts                                                           754          738           2,240        2,223
          FHLB advances                                                              119          290             646          521
                                                                             ------------ ------------   ------------- ------------

                     Total interest expense                                          873        1,028           2,886        2,744
                                                                             ------------ ------------    ------------ ------------

                     Net interest income                                             636          684           1,969        1,970

      Provision for loss on loans                                                      0           70              33          125
                     Net interest income after provision for loss on loans           636          614           1,936        1,845
                                                                             ------------ ------------    ------------ ------------


      Non-interest income:
          Loan servicing fees and charges                                             55           54             171          132
          Service charges on deposit accounts                                         52           41             150          133
          (Loss) gain on sales of loans                                               45           23            (102)          64
          Loss on sales of investments securities                                      0            0            (171)         (14)
          Loss on sales/disposal of assets                                            (1)          (1)              0          (10)
          Other                                                                       26           18              53           45
                                                                             ------------ ------------    ------------ ------------

                     Total non-interest income                                       177          135             101          350
                                                                             ------------ ------------    ------------ ------------

      Non-interest expense:
          Compensation and benefits                                                  336          289             947          890
          Occupancy and equipment                                                     71           61             216          178
          Data processing                                                             40           38             196          121
          Federal deposit insurance premiums                                          11          458              24          534
          Loan origination and servicing                                              25           44              52          116
          Professional fees                                                           21           18              70           70
          Advertising and promotion                                                   26           12              77           44
          Other                                                                      109           93             320          287
                                                                             ------------ ------------    ------------ ------------

                     Total non-interest expense                                      639        1,013           1,902        2,240
                                                                             ------------ ------------    ------------ ------------

                     Income (loss) before income taxes                               174         (264)            135          (45)

      Income taxes (benefit)                                                          55          (95)             36          (26)
                                                                             ------------ ------------    ------------ ------------

                     Net income (loss), before extraordinary item                  $119         ($169)            $99         ($19)
                                                                             ------------ ------------    ------------ ------------

      Extraordinary item, net of tax benefit of $12                                   0             0             (24)           0
                                                                            ------------- ------------    ------------ ------------

                     Net income (loss), after extraordinary item                    $119        ($169)            $75         ($19)
                                                                            ------------- ------------    ------------ ------------

      Primary earnings (loss) per share, before extraordinary item                 $0.29       ($0.38)          $0.24       ($0.04)

      Extraordinary item per share, net of tax benefit of $12                      $0.00        $0.00          ($0.06)       $0.00
                                                                             ------------ ------------    ------------ ------------

      Primary earnings (loss) per share, after extraordinary item                  $0.29       ($0.38)          $0.18       ($0.04)
                                                                             ============ =============  ============= ============

See Accompanying Notes to Unaudited Consolidated Financial Statements


                                   FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                   Nine Months Ended September 30, 1997
                                                                  (Unaudited)
                                                          (Dollars in Thousands)
                                                                                                      Net
                                                                                                     Unrealized
                                                                                                      Loss On
                                         Additional                           Unearned    Unearned   Securities
                               Common     Paid-in     Retained    Treasury      ESOP       Stock     Available-
                               Stock      Capital     Earnings     Stock       Shares      Awards    for-Sale      Total
                             ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                                        (In Thousands)
  Balance, December 31, 1996       $51      $3,797      $5,075     ($1,350)        ($95)      ($26)      ($127)     $7,325

  Net loss                         --          --           75         --            --         --          --          75

  Release of earned ESOP
  shares, 1,695 shares             --           47         --          --            41         --          --          88

  Purchase of treasury stock,
  9,681 shares, at cost            --          --          --         (155)         --          --          --        (155)

  Amortization of unearned
  stock awards                     --          --          --          --           --           1          --           1

  Net change in unrealized loss
  on investment securities
  available for sale, net of
  deferred income taxes of $93     --          --          --          --           --          --          --         179
                             ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

  Balance, September 30, 1997      $51      $3,844      $5,150     ($1,505)       ($54)       ($25)        $52      $7,513
                             ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========

See Accompanying Notes to Unaudited Consolidated Financial Statements



                         FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
              -------------------------------------------------------------------
                                          (Unaudited)
                                                                                                            Nine Months Ended
                                                                                                              September 30,
                                                                                                         -----------------------

                                                                                                            1997          1996
                                                                                                         -----------------------
                                                                                                          (Dollars in Thousands)
     CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                                                                                           $75          ($19)
        Adjustments to reconcile net income to net cash provided by (used in) operating activities:
           Amortization of:
              Premiums, discounts and deferred fees on loans, mortgage-backed
                 and investment securities                                                                    15            15
              Net excess servicing fees and originated mortgage servicing rights                               7            24
              Management recognition and retention plans                                                       1             5
              Employee stock ownership plan                                                                   88            67
           Provision for losses on loans and foreclosed real estate                                           33           126
           (Gain) loss on sale of:
              Loans                                                                                          102           (64)
              Investment and mortgage-backed securities                                                      171            14
              Other                                                                                            2             9
           Depreciation of premises and equipment                                                             99            78
           Originations of loans held for sale,  net of origination fees and principal collected          (6,174)       (5,941)
           Proceeds from sales of loans held for sale                                                      4,834         5,940
           Increase (decrease) in cash flows due to other changes in:
              Accrued interest receivable                                                                    (85)         (123)
              Other assets                                                                                   185          (135)
              Other liabilities                                                                               26           507
                                                                                                         --------     ---------

              Net cash (used in) provided by operating activities                                           (621)          503
                                                                                                         --------     ---------

     CASH FLOWS FROM INVESTING ACTIVITIES
        Loan originations net of principal collected on loans                                                669       (15,140)
        Purchases of:
           Whole loan participations                                                                      (1,738)       (7,763)
           Mortgage-backed securities available for sale                                                       0        (1,250)
           Certificates of deposit                                                                        (3,098)            0
           Securities available for sale                                                                 (13,219)       (3,901)
           Stock of the FHLB of Chicago                                                                        0          (667)
        Proceeds from:
           Sales of loans                                                                                 19,685             0
           Sales of securities available for sale                                                            166           736
           Sales of mortgage-backed securities available for sale                                          6,954             0
           Maturities and calls of securities available for sale                                           1,350         4,000
           Maturities and calls of investment securities held to maturity                                      0           200
           Maturities of certificates of deposit                                                             300             0
           Sales of FHLB Stock                                                                               238             0
           Sale of REO                                                                                       122             0
        Principal collected on mortgage-backed securities and collateralized mortgage obligations            534         1,081
        Purchase of premises and equipment                                                                  (321)         (255)
                                                                                                         --------     ---------

              Net cash provided by (used in) investing activities                                         11,642       (22,959)
                                                                                                         --------     ---------

     CASH FLOWS FROM FINANCING ACTIVITES
        Net increase in deposit accounts                                                                   2,014          (346)
        Net increase (decrease) in advances from the Federal Home Loan
          Bank of Chicago                                                                                (12,250)       22,550
        Issuance of common stock                                                                               0            33
        Repurchase of common stock                                                                          (155)         (381)
        Net increase (decrease) in advance payments by borrowers for taxes and insurance                    (255)          (82)
                                                                                                         --------     ---------

              Net cash (used in) provided by financing activities                                        (10,646)       21,774
                                                                                                         --------     ---------

        Net increase (decrease) in cash and cash equivalents                                                 375          (682)

        Cash and cash equivalents at beginning of period                                                   1,652         2,558
                                                                                                         --------     ---------
        Cash and equivalents at end of period                                                             $2,027        $1,876
                                                                                                         ========     =========

        SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
           Cash paid for (refunded from):
              Interest                                                                                    $2,867        $2,652
              Income Taxes                                                                                  (179)           70

           Noncash Items
              Transfer of held for sale loans to portfolio, at market                                          0            41
              Transfer of portfolio loans to REO                                                             122             0

See Accompanying Notes to Unaudited Consolidated Financial Statements

     FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
 Notes to Unaudited Consolidated Financial Statements
             September 30, 1997 and 1996


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

The results of operations and other data for the interim periods are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 1997.

The unaudited consolidated financial statements consist of the statement of financial condition as of September 30, 1997, the statements of income for the three and nine months ended September 30, 1997 and 1996, the statement of stockholder's equity for the nine months ended September 30, 1997, and the statements of cash flows for the nine months ended September 30, 1997 and 1996, which include the accounts of First Financial Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Federal Savings Bank (the "Bank") and the Bank's wholly-owned subsidiary, First Financial Services of Belvidere Illinois, Inc., for the three and nine months ended September 30, 1997 and 1996. All material intercompany accounts and transactions have been eliminated in consolidation.

(2) EARNINGS PER SHARE

Primary earnings per share information for the three and nine months ended September 30, 1997 and 1996 is based on the weighted average number of common shares outstanding during the respective periods of 410,349 and 448,901 for the three months ended September 30, and 410,242 and 453,268 for the nine months ended September 30. The Bank's ESOP held 8,478 unallocated shares as of September 30, 1996, and the Recognition and Retention Plans held 3,043 unallocated shares. Fully diluted earnings per share is not separately disclosed since the effect of dilution is immaterial.

(3) COMMITMENTS AND CONTINGENCIES

Commitments to originate mortgage loans at September 30, 1997 were $0.3 million, of which $0.1 million were fixed rate loans with rates ranging from 7.750% to 11.990% with a weighted average rate of 8.331%. Commitments to sell mortgage loans totaled $1.3 million at September 30, 1997. As of September 30, 1997 remaining balances of loans sold under recourse agreements totaled $1.3 million, unused adjustable rate lines of credit totaled $3.6 million, unused lines of credit on credit cards totaled $1.8 million and commitments to fund participations in commercial loans totaled $1.2 million.

The Bank has pledged certain mortgage-backed securities and U.S.
agency securities worth $7.1 million at September 30, 1997 as collateral for deposits in excess of federal deposit insurance limitations.

(4)  PENDING ACCOUNTING CHANGES

Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued by the Financial Accounting Standards Board ("FASB") in 1996. It revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured
borrowings.   It is effective for some transactions in 1997 and
others in 1998. The Company anticipates the Standard will have no material effect on its financial statements.

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which is effective for financial statements beginning with year end 1997. Basic earnings per share will be calculated solely on average common shares outstanding. Diluted earnings per share will reflect the potential dilutions of stock options and other common stock equivalents. All prior calculations will be restated to be comparable to the new methods. As the Company has not had significant dilution from stock options, the new calculation methods will not significantly affect the future basic earnings per share and diluted earnings per share.

In June 1997, the FASB adopted SFAS No. 130, "Reporting
Comprehensive Income". According to the Statement, all items of "comprehensive income" are to be reported in a "financial statement that is displayed with the same prominence as other financial statements". Comprehensive income is defined as the equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Along with net income, examples of comprehensive income include foreign currency translation adjustments, unrealized holding gains and losses on available for sale securities, changes in the market value of a futures contract that qualifies as a hedge of an asset reported at fair value, and minimum pension liability adjustments. Currently the comprehensive income of the Company would consist primarily of net income and unrealized holding gains and losses on available-for-sale securities. This statement becomes effective for fiscal years beginning after December 15, 1997.

In June 1997, the FASB adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." This statement, which supersedes SFAS No. 14, requires public companies to report financial and descriptive information about their reportable operating segments on both an annual and interim basis. SFAS No. 131 mandates a disclosure of a measure of segment profit/loss, certain revenue and expense items and segment assets. In addition, the statement requires reporting information on the entity's products and services, countries in which the entity earns revenues and holds assets, and major customers. This statement requires changes in disclosures and would not affect the financial condition of the Company. This statement becomes effective for fiscal years beginning after December 15, 1997.

(5)  RECENT REGULATORY DEVELOPMENTS

A bill has been introduced in the Congress that would eliminate the federal thrift charter and require the conversion of a federal thrift to a national bank, state bank or state thrift charter within two years of its passage. Such legislation would also convert the Company to a bank holding company from its current thrift holding company status. The proposed legislation calls for the grandfathering of thrifts' powers not available to a bank at the time of conversion. Such powers, however, would be lost upon change in control or inability to maintain Qualified Thrift Lender status. Under the proposal the Office of the Comptroller of the Currency ("OCC") or the state banking regulator would become the Bank's supervisory authority and the Federal Reserve Bank would supervise the holding company. The OTS, the Company's current regulator would merge with the OCC.

At this time the Company is unable to ascertain whether the bill will be enacted, and if enacted, what changes may be made prior to enactment. For this reason it is difficult to predict the impact of this legislation on the Company, its subsidiaries and their operations.

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


At September 30, 1997, the Bank was in compliance with the capital requirements, summarized as follows:

                 Regulatory
                  Capital
                Requirement      Actual Capital     Excess Capital
                ------------     ---------------   ---------------
                %     Amount        %    Amount        %    Amount
                ------------     ---------------   ---------------
                          (Dollars in Thousands)
Tangible 1     1.50%  $1,261      8.41%  $7,066      6.91%  $5,805
Core 1         3.00    2,522      8.41    7,066      5.41    4,544
Risk-Based 2
Current        8.00    3,983     15.12    7,528      7.12    3,545

Total assets for regulatory purposes                       $84,057
Total risk-weighted assets                                  49,792


1 Percentages represent percent of total assets for regulatory purposes. 2 Percentages represent percent of total risk weighted assets.

At September 30, 1997, the difference between stockholder's equity in accordance with generally accepted accounting principles (GAAP) and regulatory capital are summarized as follows:

                         (In Thousands)
       GAAP capital                                          $7,083
       Originated mortgage servicing rights fair value            3
       Net unrealized loss on securities available for sale     (14)

       Capital for regulatory purposes                       $7,066
       General loan loss allowances                             462

       Risk-based capital                                    $7,528

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

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of the average daily balance of net deposits and short term borrowings. The required ratio is currently 5.0%. The Bank's liquidity ratio was 17.74% at September 30, 1997. The Bank's relatively high liquidity ratio as of September 30, 1997 is the result of the net cash and short term securities acquired after the balance sheet restructuring undertaken in the second quarter of 1997.

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

The Bank's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The levels of these assets are dependent on the Bank's operating, financing, lending, and investing activities during any given period. At September 30, 1997, cash and cash equivalents totaled $2.0 million as compared to $1.7 million at December 31, 1996.

The Bank's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows used in operating activities for the nine months ended September 30, 1997, consisted primarily of originations, net of origination fees and principal repayments of mortgage loans held for sale of $6.2 million, partially offset by proceeds from sales of such loans of $4.8 million. Cash flows provided by operating activities for the nine months ended September 30, 1996 consisted primarily of sales of mortgage loans held for sale of $5.9 million offset by $5.9 million in originations, net of origination fees and principal repayments of such loans.

Cash flows provided by investing activities for the nine months ended September 30, 1997 consisted primarily of sales of fixed rate mortgage loans of $19.7 million, mortgage backed securities of $7.0 million, maturities of $1.7 million of securities and certificates of deposit, principal collected on portfolio loans in excess of originations of $0.7 million, and principal collected on mortgage-backed securities of $0.5 million. Partially offsetting such sources of funds were purchases of securities and certificates of deposit totaling $13.2 million and $3.1 million respectively as well as purchases of whole loan participations of $1.7 million and investment in premises and equipment of $0.3 million. Cash flows used in investing activities for the nine months ended September 30, 1996 consisted primarily of $15.1 million in portfolio loan originations, net of principal collected, purchases of whole loan participations of $7.8 million, purchases of mortgage-backed and investment securities of $5.2 million, offset by sales, maturities, calls and principal repayments of such securities of $6.0 million.

Cash flows used in financing activities for the nine months ended September 30, 1997 consisted primarily of net repayments on FHLB advances of $12.3 million, including prepayments of $7.5 million on fixed rate, fixed term advances, offset by a net increase in deposit accounts of $2.0 million. Cash flows provided by financing activities for the nine months ended September 30, 1996 consisted of net borrowings from the FHLB Chicago of $22.6 million, outflows from deposit accounts of $0.3 million and repurchase of common stock totaling $0.4 million as the Company completed its OTS-approved 5% stock repurchase program, repurchasing 23,594 shares.

At September 30, 1997, the Bank had outstanding loan commitments of $1.6 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination and purchase commitments. Certificates of deposit which are scheduled to mature in less than one year from September 30, 1997, totaled $21.8 million. Management believes that a significant portion of such deposits will remain with the Bank.

ChANGES IN FINANCIAL CONDITION

As of September 30, 1997, total assets of the Company were $84.2 million, a decrease of $10.3 million, or 10.9%, from December 31, 1996 assets of $94.5 million.

Cash and cash equivalents totaled $2.0 million at September 30, 1997, an increase of $0.3 million, or 22.9% from December 31, 1996.

Investment securities held to maturity and available for sale totaled $16.7 million at September 30, 1997, an increase of $11.8 million from December 31, 1996, a direct result of the restructuring of the Company's balance sheet during the second quarter of 1997. Mortgage-backed securities held to maturity and available for sale totaled $2.7 million at September 30, 1997, a decrease of $7.5 million from December 31, 1996 as the Company sold $7.0 million of such securities through the restructuring in addition to the recurring amortization and prepayments..

First mortgage loans held for sale totaled $1.4 million at September 30, 1997 and commitments to sell first mortgage loans at September 30, 1997 of $1.3 million. The Company had no first mortgage loans held for sale as of December 31, 1996.

Net loans receivable totaled $54.8 million at September 30, 1997 as compared to $73.8 million at December 31, 1996, a decrease of $19.0 million, or 25.7%. The primary reason for the decrease was the previously cited sale of $20.0 million in long term fixed rate mortgage loans. Loans serviced for others totaled 1,411 loans with a balance of $70.4 million at September 30, 1997, as compared to 1,074 loans with a balance of $52.6 million at December 31, 1996.

Deposit accounts totaled $67.9 million at September 30, 1997 as compared to $65.8 million at December 31, 1996, an increase of $2.1 million, or 3.1%. As a result of the Totally Free Checking campaign launched by the Company in February 1997, an 11.1% increase in checking and NOW balances was experienced through the first nine months of the year. The Company anticipates attracting core deposits as well as enhancing fee income and cross sales through the program.

Advances from the Federal Home Loan Bank of Chicago totaled $8.2 million at September 30, 1997, a decrease of $12.3 million from December 31, 1996. The advances were repaid as a part of the previously mentioned restructuring.

ASSET QUALITY

The following table sets forth information regarding loans delinquent more than 90 days, non-performing loans less than 90 days delinquent and real estate owned.

                                           At September      At December
                                              30, 1997        31, 1996
                                           ------------    --------------
                                               (Dollars in Thousands)

      Loans delinquent 90 days or more
          Accruing:
              First mortgage loans:
          1-4 family residential              $   -            $   -
              Other loans                         3                -
                                              ------           ------
      Total                                   $   3            $   -

         Non-accruing:
              First mortgage loans
          1-4 family residential              $   4            $ 113
          Other first mortgage                    -                4
              Other loans                        30               27
                                              ------           ------
      Total                                   $  34            $ 144

      Loans delinquent 89 days or less
         Non-accruing:
         First mortgage loans
          1-4 family residential              $ 128            $   -
         Other loans                            188                2
                                              ------           ------
         Total                                  316                2

      Total non-performing loans              $ 353            $ 146
                                              ======           ======
      Total real estate owned, net of related
         allowances for losses                $   0            $   0

      Total non-performing assets             $ 353            $ 146
                                              ======           ======
      Total non-performing loans
         to net loans receivable  1            0.63%            0.20%

      Total non-performing loans
         to total assets                       0.42             0.15

      Total non-performing loans and REO to
         total assets                          0.42             0.15


1 Net loans receivable includes loans held for sale of $1,374,000 at September 30, 1997.

An allowance for loan losses is maintained at a level considered by management to be adequate to absorb future loan losses. Management of the Bank, in determining the provision for loan losses, considers the risks inherent in its portfolio and changes in the nature and volume of its loan activities, along with general economic conditions. The Bank maintains a loan review system which allows for a periodic review of its loan portfolio and the early identification of potential problem loans. Such system takes into consideration, among other things, delinquency status, size of loans, type of collateral and financial condition of the borrowers. During 1997, management implemented a loan classification system with moderately tighter standards than previously utilized. The delinquencies have been and are expected to remain relatively stable, and management believes that the provision balance at September 30, 1997 is both adequate to absorb any future losses if the real estate market experienced any weaknesses or if the local economy were to experience a recessionary period, and is representative of a conservative approach. Although the Bank maintains its allowance for losses on loans at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts or that the Bank will not be required to make additions to the allowance for losses on loans in the future. Future additions to the Bank's allowance for loan losses and any changes in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the economy, changes in real estate values and interest rates, and inflation.

The allowance for loan loss was $490,000 at September 30, 1997, which represented 138.8% of non-performing loans and non-performing assets. These ratios compare to 320.6% of non-performing loans and non-performing assets at December 31, 1996.

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

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 and 1996.

GENERAL

Net income for the three months ended September 30, 1997 was $119,000 compared to a net loss of $169,000 for the three months ended September 30, 1996, an increase of $288,000. Excluding the after tax effect of the FDIC/SAIF assessment, a non-recurring event, net income for the three months ended September 30, 1996 was $107,000. After excluding the non-recurring events, the increase in the earnings from year to year was primarily due to the decrease in provision for loan losses. The Company's calculations of reserve requirements did not indicated a need for loan loss allowances during the three months ended September 30, 1997. Net interest income before provision for loan losses decreased 7.0% to $636,000 for the three months ended September 30, 1997 as interest earning assets decreased and long fixed rate mortgages were replaced by short term securities. Non-interest income increased 31.1% primarily due to servicing income on loans sold, gains on sales of mortgage loans and deployment of ATM machines. Non-interest expense, exclusive of the $417,000 SAIF assessment, increased 7.2% as increased compensation and advertising expenses were partially offset by savings in deposit insurance premiums and FDIC premiums.

NET INTEREST INCOME

The Company's net interest income before provision for loan losses was $636,000 for the three months ended September 30, 1997 as compared to $684,000 for the three months ended September 30, 1996 a decrease of $48,000, or 7.0%. This decrease in net interest income in the 1997 period was primarily due to a decrease in the interest earning asset base and the shift from higher coupon fixed rate mortgage loans into shorter term lower rate securities. Total interest income decreased $203,000 to $1,509,000 for the three months ended September 30, 1997. Interest expense decreased $155,000 to $873,000 for the three months ended September 30, 1997. As a result of the restructuring and subsequent loan production, the Company did realize an increase in its net interest margin to 3.01% for the three months ended September 30, 1997 from 2.85% for the same period in 1996 despite a shift to short term securities and certificates of deposit for a significant portion of the balance sheet during the second quarter of 1997. This margin improvement was one of the primary goals of restructuring the balance sheet.

PROVISION FOR LOAN LOSSES

The Company did not record a provision for loan losses for the three months ended September 30, 1997 as the reserves were evaluated as adequate throughout the quarter. During the three months ended September 30, 1996, a provision of $70,000 was recorded. Driving the 1996 provision was exceptional growth in the loan portfolio as well as coverage for the Company's newly issued credit card portfolio. That product has seasoned over the course of the past year allowing management to maintain the provision with no change to the allowances recorded for that product during 1996.

NON-INTEREST INCOME

Non-interest income increased $42,000, or 31.1%, to $177,000 for the three months ended September 30, 1997 from $135,000 for the same period in 1996. Over half of the increase was the result of profits on sales of mortgage loans improving to $45,000 from $23,000 as the Banks' volume increased in secondary market originations. The primary reasons for the balance of the increase was the $11,000, or 26.8%, increase in fees on deposit accounts and the and an $8,000, or 44.4%, increase in other non-interest income driven by fees collected on the operation of ATM machines.

NON-INTEREST EXPENSE

Non-interest expense increased $43,000, or 7.2%, to $639,000 for the three months ended September 30, 1997 from $569,000, net of the FDIC/SAIF assessment, for the three months ended September 30, 1996. The increase was due primarily to increases of $47,000, $16,000 and $14,000 respectively in compensation and benefits, other non-interest operating expenses and advertising expenses. The primary reason for the increase in compensation expense is additional staff over 1996 levels. Other non-interest expenses increased as ATM operating expenses began and outsourcing arrangements were increased. Advertising expenses increased as a result of the Totally Free Checking campaign designed to attract core deposit accounts.

SECONDARY MORTGAGE MARKET LOAN ACTIVITY

Proceeds from the sales of first mortgage loans into the secondary mortgage market totaled $3.7 million and $2.4 million during the three months ended September 30, 1997 and 1996, respectively. Gain on sales of mortgage loans, net of a valuation allowance, for the three months ended September 30, 1997 totaled $45,000 compared to $23,000 for the same period in 1996.

INCOME TAXES

For the three months ended September 30, 1997 income tax expense increased $150,000, to an expense of $55,000 from a benefit of $95,000 for the three months ended September 30, 1996. The FDIC/SAIF assessment drove the income tax expense down in 1996. Exclusive of the assessment, the provision for income taxes would have been $46,000 during 1996.


RESULTS OF OPERATIONS - COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 and 1996.

GENERAL

During the second quarter of 1997, the Company took actions to restructure its balance sheet for the purposes of reducing interest rate risk, improving the Company's net interest margin through the redeployment of the funds, and diversifying the Company's balance sheet. As a result of those actions, the Company realized charges totaling $286,000 net of taxes during the period. The restructuring included the sale of substantially all of the Company's fixed rate one- to four-family mortgage loans and the majority of its mortgage-backed securities and collateralized mortgage-backed obligations. In addition, $7.5 million in fixed rate, fixed term FHLB advances were prepaid. During the third quarter of 1996, the Company incurred the expense of a special assessment on its deposit balances for the recapitalization of the FDIC/SAIF fund. This assessment reduced 1996 earnings by $276,000, net of taxes.

Exclusive of these non-recurring items, net income for the nine months ended September 30, 1997 was $361,000, an increase of $104,000, or 40.5%, over net income of $257,000 for the nine months ended September 30, 1996. An increase of $91,000 in net interest income after provision for loan losses and an increase in non-interest income of $148,000 (excluding charges related to the aforementioned restructure) were partially offset by an increase in non-interest expense (excluding charges related to the aforementioned FDIC/SAIF premium) of $79,000.

NET INTEREST INCOME

The Company's net interest income before provision for loan losses was $1,969,000 for the nine months ended September 30, 1997 as compared to $1,970,000 for the nine months ended
September 30, 1996, effectively unchanged.   The decrease in net
interest income in the 1997 period is the result of a decrease in earning assets and the shift from fixed rate mortgage loans to
short term securities for a portion of the balance sheet.   The
Company experienced and improvement in the net interest margin for the nine months ended September 30, 1997 to 2.98%, from 2.92% for the same period in 1990.

PROVISION FOR LOAN LOSSES

The Bank's provision for loan losses decreased $92,000 for the nine months ended September 30, 1997 to $33,000 from $125,000 for
the nine months ended September 30, 1996.   The reduction in the
provision in the 1997 period was a result of reduced growth in the loan portfolio and management's judgement as to the adequacy of overall reserves. The reduced growth was the result of the sale of the majority of the fixed rate mortgage loan portfolio in the balance sheet restructuring and the diminished rate of growth in the loan portfolio, net of the sale, in the 1997 period as compared to 1996.

NON-INTEREST INCOME

Exclusive of the charges taken to restructure the balance sheet totaling $397,000 before tax, non-interest income increased $148,000 to $498,000 for the nine months ended September 30, 1997 from $350,000 for the nine months ended September 30, 1996. The primary contributor to the increase was the $69,000 in gains on securities sales, net of the $240,000 losses due to the restructure, which was an increase of $83,000 from the loss of $14,000 incurred for the nine months ended September 30, 1996. Also contributing to the increase in non-interest income was a increase of $39,000, or 29.5%, in loans servicing fees and charges resulting primarily from increased income on loan servicing and
increased fees on credit cards.   In addition, fees on deposit
account recorded a $17,000, or 12.8%, increase to $150,000 for the nine months ended September 30, 1997 from $133,000 for the nine months ended September 30, 1996.

NON-INTEREST EXPENSE

Excluding the $417,000 assessment for FDIC/SAIF recapitalization during the 1996 period, non-interest expenses increased $79,000, or 4.3%, to $1,902,000 from $1,823,000. The company accrued expenses related to a scheduled data processing conversion during the nine months ended September 30, 1997 totaling $76,000. This charge accounts for the majority of the growth in non-interest expense. Compensation expense increased $57,000 to $947,000 for the nine months ended September 30, 1997 from $890,000 for the same period in 1996 due in part to increased staffing levels in the latter part of 1997 and in part to lower loan origination volumes in 1997 which resulted in a decrease in the amount of direct costs capitalized under SFAS No. 91 as compared to the nine months ended September 30, 1996. Increases of $38,000 in occupancy and equipment, primarily from increased depreciation on new equipment, $33,000 in advertising expense from the Totally Free Checking campaign, and $33,000 in other expenses related to ATM operations and account servicing costs were partially offset by decreases in loan originating and servicing expenses of $64,000 as commissions on originations dropped and $93,000 in deposit insurance costs (excluding aforementioned FDIC/SAIF assessment) as the deposit insurance rate was lowered in 1997 for members of the FDIC/SAIF.

SECONDARY MORTGAGE MARKET LOAN ACTIVITY

Proceeds from the sales of first mortgage loans into the secondary mortgage market, excluding the $20.0 million sold in the restructure, totaled $4.8 million and $5.9 million during the nine months ended September 30, 1997 and 1996, respectively. Gain on sales of mortgage loans, excluding the sale related to the restructure, for the nine months ended September 30, 1997 totaled $55,000 compared to $64,000 for the same period in 1996, a decrease of 14.1%.

INCOME TAXES

For the nine months ended September 30, 1997 the Company recorded a provision for income taxes of $36,000, as compared to an income tax benefit of $26,000 for the nine months ended September 30, 1996.

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

ITEM 5.   OTHER INFORMATION

      Not applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

      During toe quarter ended September 30. 1997, the Registrant filed two Form 8-K's. On July 9, 1997, the Company announced the resignation of Jack R. Manley from the Board of Directors of the Company and its wholly owned subsidiary.

On July 31, 1997, the Registrant announced earnings for its operations for the period ended June 30, 1997.

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

                 First Financial Bancorp, Inc.
                 -----------------------------
                          (Registrant)


Dated: November 14, 1997      By:/s/ Steven C. Derr
                                 ---------------------------
                                  Steven C. Derr
                                    President
                                    Principal Executive Officer


Dated:  November 14, 1997     By: /s/ Keith D. Hill
                                 ---------------------------
                                 Keith D. Hill
                                   Treasurer
                                   Principal Financial Officer
                                   Principal Accounting Officer