Form 10KSB
period 1997-12-31
FIRST FINANCIAL BANCORP INC
filed 1998-03-31
CIK 908489

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE YEAR ENDED DECEMBER 31, 1997 OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transaction period from to
       -------------------    ----------------------

                       Commission File Number: 0-22394

                        FIRST FINANCIAL BANCORP, INC.
                        -----------------------------
             (Exact Name of Small Business Issuer in its Charter)

           DELAWARE                                         36-3899034
-------------------------------                -------------------------------
(State or Other Jurisdiction of                (I.R.S. Employer Identification
Incorporation or Organization)                               Number)


121 E. LOCUST STREET, BELVIDERE, ILLINOIS                   61008
-----------------------------------------                 ----------
(Address of Principal Executive Offices)                  (Zip Code)

                                 (815) 544-3167
               ---------------------------------------------------
               (Registrant's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.10 PER SHARE
                      -------------------------------------
                                (Title of Class)

    Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X     NO
   -----      -----

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ X ]

    As of February 28, 1998, there were issued and outstanding 416,452 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of March 16, 1998, was $8,261,269.

    Transitional Small Business Disclosure Format (check one): YES      NO  X
                                                                  -----   -----

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

GENERAL

     First Financial Bancorp, Inc. (the "Company") is a Delaware corporation organized on June 25, 1993 by First Federal Savings and Loan Association of Belvidere (the "Mutual Association") for the purpose of acquiring all of the capital stock of the First Federal Savings Bank (the "Bank") issued in the conversion of the Mutual Association from mutual to stock form (the "Conversion"). The Company is registered as a savings and loan holding company with the Office of Thrift Supervision (the "OTS"). To date, the Company has not engaged in any material operations other than to hold all of the issued and outstanding stock of the Bank. See "First Federal Savings Bank" below. At December 31, 1997, the majority of the Company's assets consisted of the investment in the Bank. At December 31, 1997, the Company, on an unconsolidated basis, had total assets of $7.7 million and stockholders' equity of $7.6 million.

     The Company employs executive officers and a support staff if and as the need arises. Such personnel are provided by the Bank and the Company pays the Bank a management fee of $565 per month for such services. The Company neither owns nor leases any real property. It presently utilizes the premises, equipment and furniture of the Bank without the direct payment of any rental fees to the Bank. The Company's executive office is located at 121 Locust Street, Belvidere, Illinois 61008 and its telephone number is (800) 544-3093.

FIRST FEDERAL SAVINGS BANK

     GENERAL. The Bank is a federally chartered savings institution headquartered in Belvidere, Illinois. The Bank's predecessor, the Mutual Association, was founded in July 1922 as "Belvidere Building and Loan Association," a state-chartered stock institution. In 1936, the Mutual Association converted to mutual ownership under the name "Belvidere Federal Savings and Loan Association" and received its federal mutual charter. In 1995, the Bank changed its name from "First Federal Savings Bank of Belvidere" to "First Federal Savings Bank." The Bank conducts business from two full-service offices located in Belvidere, Illinois. Its deposits are insured up to the maximum allowable amount by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is a community-oriented savings institution engaged primarily in the business of originating one- to four-family residential mortgage loans in its primary market area. To a lesser extent, the Bank also originates multi-family and commercial real estate loans and a variety of consumer loans. The Bank also invests in various types of securities and assets that are permissible investments for federal savings banks, including federal funds, mortgage-backed securities, and securities issued or guaranteed by the United States Government or agencies thereof. The Bank funds its lending and investment activities primarily from deposits received at its branch locations, repayment of principal and interest on its mortgage loans, and by borrowings from the Federal Home Loan Bank of Chicago (the "FHLB"). At December 31, 1997, the Bank had total consolidated assets of $82.5 million, total deposits of $65.0 million, FHLB advances of $6.7 million, and stockholders' equity of $7.2 million.

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

     As of 1990, the aggregate population of Boone and Winnebago Counties was approximately 284,000. As of December, 1997, the unemployment rate was 4.2% for the Rockford metropolitan statistical area, which includes Boone, Winnebago and Ogle Counties, compared to 4.4% nationally.

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

     LENDING ACTIVITIES

     Loan Portfolio Composition. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences and, to a lesser extent, multi-family residences and commercial properties. At December 31, 1997, the Bank's gross loan portfolio totalled $55.0 million, of which $32.7 million, or 59.4%, were one- to four-family residential mortgage loans held for investment. At December 31, 1997, $10.6 million, or 19.3%, of the Bank's gross loan portfolio consisted of one- to four-family mortgage loans with adjustable interest rates.

     The remainder of the Bank's mortgage loans at December 31, 1997 consisted of $10.0 million of multi-family, commercial real estate, and other mortgage loans and mortgage loans held for sale, representing 18.2% of gross loans. The Bank's consumer loans consist of home improvement loans, home equity loans, savings account loans, automobile loans, credit card loans, and other loans that totalled $12.3 million, or 22.4%, of gross loans at December 31, 1997.

     Analysis of Loan and Mortgage-Backed Securities Portfolios. The following table sets forth the composition of the Bank's loan portfolio, including loans held for sale, and the mortgage-backed securities portfolio, in dollar amounts and in percentages of the respective portfolios at the dates indicated.



                                                                                  At December 31,
                                                                ----------------------------------------------------
                                                                           1997                     1996
                                                                ------------------------  --------------------------
                                                                  Amount       Percent       Amount       Percent
                                                                ----------  ------------  ------------  ------------
First mortgage loans:
  1-4 family residential ....................................   $  28,511          51.78%  $    52,417         70.22%
  1-4 family residential, purchased .........................       4,224           7.67         7,792         10.44
  Held for sale .............................................       2,352           4.27            --          0.00
  Other .....................................................       7,651          13.90         5,279          7.07
                                                                ----------  ------------   -----------  ------------
    Total first mortgage loans ..............................      42,738          77.62        65,488         87.73
Other loans .................................................      12,324          22.38         9,157         12.27
                                                               ----------   ------------   -----------  ------------
    Total loans receivable ..................................      55,062         100.00%       74,645        100.00%
                                                                            ============                ============

Less:
  Undisbursed loan proceeds .................................           --                         197
  Unearned discounts, premiums and deferred loan
    origination fees, net ...................................           59                         165
  Allowance for loan losses .................................          531                         468
                                                                ----------                 -----------
    Total loans receivable, net .............................   $   54,472                 $    73,815
                                                                ==========                 ===========

Mortgage-backed securities:
  FHLMC .....................................................           --            --%           --            --%
  FNMA ......................................................           --            --            --            --
  GNMA ......................................................           --            --            --            --
  Collateralized mortgage obligations .......................           --            --            --            --
                                                                ----------  ------------  ------------  ------------
    Total mortgage-backed securities ........................           --            --%           --            --%
                                                                ==========  ============                ============
  Premiums and discounts, net ...............................           --
                                                                ----------                ------------
    Total mortgage-backed securities, net ...................           --                          --
                                                                ==========                ============


Mortgage-backed securities available for sale (at fair value):
  FHLMC .....................................................           --            --% $      1,094         11.97%
  FNMA ......................................................           --            --         1,751         19.17
  GNMA ......................................................        1,625        100.00         4,282         46.87
  Collateralized mortgage obligations .......................           --            --         2,009         21.99
                                                                ----------  ------------  ------------  ------------
    Total mortgage-backed securities available for sale .....   $    1,625        100.00% $      9,136        100.00%
                                                                ==========  ============  ============  ============


Mortgage-backed securities held to maturity  (at amortized cost):
  FHLMC .....................................................           --            --% $         --            --%
  FNMA ......................................................          236         27.76           271         26.06
  GNMA ......................................................           --            --            --            --
  Collateralized mortgage obligations .......................          614         72.24           769         73.94
    Total mortgage-backed securities held to maturity .......          850        100.00%        1,040        100.00%
                                                                            ============                ============
  Premiums and discounts, net ...............................           14                          17
                                                                ----------                ------------
    Total mortgage-backed securities
      held to maturity, net .................................   $      864                $      1,057
                                                                ==========                ============




                                                                                    At December 31,
                                                                 ------------------------------------------------
                                                                        1995 (1)                    1994 (2)
                                                                --------------------------  ---------------------
                                                                    Amount       Percent        Amount    Percent
                                                                ------------  ------------  ------------  -------
(Dollars in Thousands)
First mortgage loans:
  1-4 family residential .....................................  $     37,536         73.52%  $    35,529    75.69%
  1-4 family residential, purchased ..........................         1,605          3.14         1,848     3.94
  Held for sale ..............................................           390          0.76           777     1.65
  Other ......................................................         4,960          9.71         3,191     6.80
                                                                ------------  ------------   -----------  -------
    Total first mortgage loans ...............................        44,491         87.14        41,345    88.08
Other loans ..................................................         6,567         12.86         5,594    11.92
                                                                ------------  ------------   -----------  -------
    Total loans receivable ...................................        51,058        100.00%       46,939   100.00%
                                                                              ============                =======

Less:
  Undisbursed loan proceeds ..................................           252                         216
  Unearned discounts, premiums and deferred loan
    origination fees, net ....................................           246                         252
  Allowance for loan losses ..................................           330                         310
                                                                ------------                 -----------
    Total loans receivable, net ..............................  $     50,230                 $    46,161
                                                                ============                 ===========

Mortgage-backed securities:
  FHLMC ......................................................  $         --            --%  $        --       --%
  FNMA .......................................................            --            --            --       --
  GNMA .......................................................            --            --            --       --
  Collateralized mortgage obligations ........................            --            --            --       --
                                                                ------------  ------------   -----------  -------
    Total mortgage-backed securities .........................            --            --%           --       --%
                                                                              ============   ===========  =======
  Premiums and discounts, net ................................            --                          --
                                                                ------------                 -----------
    Total mortgage-backed securities, net ....................  $         --                 $        --
                                                                ============                 ===========

Mortgage-backed securities available for sale (at fair value):
  FHLMC ......................................................  $        832          9.76%  $        --       --%
  FNMA .......................................................         1,295         15.20            --
  GNMA .......................................................         4,376         51.36            --
  Collateralized mortgage obligations ........................         2,018         23.68            --       --
                                                                ------------  ------------   -----------  -------
    Total mortgage-backed securities available for sale ......  $      8,521        100.00%  $        --       --%
                                                                ============  ============   ===========  =======

Mortgage-backed securities held to maturity
 (at amortized cost):
  FHLMC ......................................................           135         10.41%  $       889     8.55%
  FNMA .......................................................           302         23.28         1,767    17.01
  GNMA .......................................................            --            --         4,790    46.11
  Collateralized mortgage obligations ........................           860         66.31         2,943    28.33
                                                                ------------  ------------   -----------  -------
    Total mortgage-backed securities held to maturity ........         1,297        100.00%       10,389   100.00%
                                                                              ============                =======
  Premiums and discounts, net ................................            21                         307
                                                                ------------                 -----------
    Total mortgage-backed securities
      held to maturity, net ..................................  $      1,318                 $    10,696
                                                                ============                 ===========



                                                                         At December 31,
                                                                  -----------------------------
                                                                                1993
                                                                  -----------------------------
                                                                      Amount           Percent
                                                                  ------------        ---------
(Dollars in Thousands)
First mortgage loans:
  1-4 family residential .....................................   $     26,608            62.85%
  1-4 family residential, purchased ..........................          2,202             5.20
  Held for sale ..............................................          8,443            19.95
  Other ......................................................            619             1.46
                                                                 ------------     ------------
    Total first mortgage loans ...............................         37,872            89.46
Other loans ..................................................          4,462            10.54
                                                                 ------------     ------------
    Total loans receivable ...................................         42,334           100.00%
                                                                                  ============

Less:
  Undisbursed loan proceeds ..................................            495
  Unearned discounts, premiums and deferred loan
    origination fees, net ....................................            196
  Allowance for loan losses ..................................            343
                                                                 ------------
    Total loans receivable, net ..............................   $     41,300
                                                                 ============

Mortgage-backed securities:
  FHLMC ......................................................   $      1,036            10.21%
  FNMA .......................................................          2,087            20.56
  GNMA .......................................................          4,320            42.56
  Collateralized mortgage obligations ........................          2,708            26.67
                                                                 ------------     ------------
    Total mortgage-backed securities .........................         10,151           100.00%
                                                                                  ============
  Premiums and discounts, net ................................            285
                                                                 ------------
    Total mortgage-backed securities, net ....................   $     10,436
                                                                 ============

Mortgage-backed securities available for sale (at fair value):
  FHLMC ......................................................   $         --               --%
  FNMA .......................................................             --               --
  GNMA .......................................................             --               --
  Collateralized mortgage obligations ........................             --               --
                                                                 ------------     ------------
    Total mortgage-backed securities available for sale ......   $         --               --%
                                                                 ============     ============

Mortgage-backed securities held to maturity
 (at amortized cost):
  FHLMC ......................................................   $         --               --%
  FNMA .......................................................             --               --
  GNMA .......................................................             --               --
  Collateralized mortgage obligations ........................             --               --
                                                                 ------------     ------------
    Total mortgage-backed securities held to maturity ........             --               --%
                                                                 ============     ============
  Premiums and discounts, net ................................             --
                                                                 ------------
    Total mortgage-backed securities
      held to maturity, net ..................................   $         --
                                                                 ============

--------------------------
(1) The Company reclassified substantially all of its mortgage-backed securities to available-for-sale in December 1995 under a window of opportunity provided under SFAS 115.
(2) The Company adopted FASB 115 "Accounting for Certain Debt and Equity Securities" as of January 1, 1994, which resulted in the Company's classifying all mortgage-backed securities as available for sale, held to maturity or trading.

         Loan Maturity Schedule. The following table sets forth certain information as of December 31, 1997, regarding the dollar amount of gross loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans and credit card loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. All other loans are included in the period in which the final contractual repayment is due.


                                                                                                  Beyond
                                               Within     1-3        3-5      5-10       10-20      20
                                              1 Year     Years      Years     Years      Years    Years      Total
                                              ------     -----      -----     -----      -----    -----      -----
                                                                          (In Thousands)
First mortgage loans (1)....................  $ 1,023   $ 5,917   $  6,484   $ 8,527   $ 4,723  $ 16,604  $  42,738
Other loans (2).............................    3,334     1,835      3,223       988     2,944        --     12,324
                                              -------   -------   --------   -------   -------  --------  ---------
    Total...................................  $ 4,357   $ 7,752   $  9,707   $ 9,515   $ 7,667  $ 16,064  $  55,062
                                              =======   =======   ========   =======   =======  ========  =========



-----------------
(1) Includes loans held for sale at market value.
(2) Within 1 year includes $754,000 in credit card receivables.


         The following table sets forth the dollar amount of all gross loans at December 31, 1997, which have predetermined interest rates and have floating or adjustable interest rates and which are due after December 31, 1998.

                                                                Fixed         Adjustable          Total
                                                                            (In Thousands)
First mortgage loans (1).............................          $31,071         $  10,644        $   41,715
Other loans..........................................            4,987             4,003             8,990
                                                               -------         ---------        ----------
      Total..........................................          $36,058         $  14,647        $   50,705
                                                               =======         =========        ==========

----------------------------
(1)   Includes loans held for sale at market value.


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

         The Bank originates fixed-rate mortgage loans amortized on a monthly basis with principal and interest due monthly. In recent years the Bank has generally retained in its loan portfolio only fixed-rate mortgage loans with terms of less than 15 years and has held for sale or sold on a non-recourse basis fixed-rate mortgage loans with terms greater than or equal to 15 years, subject to the Bank's interest-rate risk management policies. In 1997, a significant portion of the company's portfolio fixed-rate mortgage loans were sold in conjunction with the restructuring of the balance sheet (See Management's Discussion and Analysis -- Financial Condition). Fixed-rate mortgage loans with terms greater than 15 years are generally held for sale or sold on a non-recourse basis, with servicing retained (except for FHA and VA loans, which are sold on a servicing-released basis).


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

         The Bank also originates ARM loans to reduce interest rate risk. The Bank originates one-year ARM loans which adjust in relationship to U.S. Treasury rates. ARM loans are originated with terms ranging from 15 to 30 years. Currently, ARM loans originated by the Bank provide for maximum adjustments of 2% per adjustment, with overall interest rate caps of 6% and interest rate floors of 1% under the initial interest rate. The Bank originated $1.2 million in ARM loans during the year ended December 31, 1997, as compared to $4.1 million for the year ended December 31, 1996.

         The Bank's current lending policy generally is to originate and retain in its portfolio ARM loans. During the year ended December 31, 1997, the Bank originated $1.2 million in ARM loans, and at December 31, 1997, $10.6 million, or 19.3%, of the Bank's gross loan portfolio consisted of ARM loans. ARM loans generally pose a risk that as interest rates rise, the amount of a borrower's monthly loan payment also rises, thereby increasing the potential for delinquencies and loan losses. At the same time, the marketability of such loans may be adversely affected by higher rates.

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

         Commercial Real Estate and Multi-Family Lending. The Bank originates commercial real estate and multi-family loans on a limited basis. At December 31, 1997, such loans represented 17.9% of the Bank's mortgage loan portfolio and 13.9% of the Bank's gross loan portfolio. The Bank generally does not solicit such loans, and originates such loans selectively and on a case-by-case basis. During 1998, the Bank plans to expand its commercial real estate loan portfolio as a means to increase net interest margins and overall profitability. The Bank originated $0.5 million of commercial and multi-family real estate loans in 1997. At December 31, 1997, the Bank's commercial real estate and multi-family real estate loan portfolio totalled $7.7 million. The largest loan at December 31, 1997 was $690,000.

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

         The Bank began a controlled re-entry into indirect auto lending during the year ended December 31, 1994. During 1997 the Bank increased its participation in the indirect auto market. Management of the Bank does not, however, currently anticipate that indirect auto loans will constitute a significant part of its consumer loan portfolio in the immediate future.

         The Bank offers home equity loans which are line of credit loans secured by a first or second mortgage on one- to four-family, owner-occupied residential properties located in its market area. Home equity line of credit loans are offered with adjustable interest rates only and currently have terms of five to twenty years. The Bank also offers fixed-rate fixed-term second mortgage and home improvement loans. As of December 31, 1997, the Bank's consumer and commercial loan portfolio totalled $12.3 million, or 22.4%, of the Bank's gross loan portfolio. Of the consumer loan portfolio, home improvement, second mortgage and home equity loans comprised $6.8 million, or 13.0%, of the Bank's gross loan portfolio, and other loans (approximately $2.4 million of which were secured by automobiles) comprised $6.7 million, or 12.1%, of the Bank's gross loan portfolio.

         In addition, the Bank offers unsecured consumer loans through its Visa and MasterCard programs. Management believes that these loans, which carry a higher rate of interest, can enhance net interest income when offered in conjunction with a prudent credit risk policy and collection program. Such loans made up $0.8 million or 1.4% of the gross loan portfolio as of December 31, 1997.

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

         Loan Concentration. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") amended the Home Owners' Loan Act of 1933 ("HOLA") to limit the amount of credit a savings institution could extend to any single borrower or related group of borrowers generally to 15% of the savings institution's unimpaired capital and surplus. The applicable regulations also provide that additional amounts of credit may be extended to such borrowers, in certain circumstances, in amounts up to 10% of the savings institution's unimpaired capital and surplus, if such credit is secured by readily marketable collateral, which generally does not include real estate. Loans originated prior to the enactment of the FIRREA, however, are deemed to comply with the limits imposed by the FIRREA if made in accordance with the then applicable lending limits. At December 31, 1997, the Bank had no loans in excess of its loan to one borrower limitation. At December 31, 1997, the maximum dollar amount of loans to one borrower that the Bank was authorized to make was $1,153,000. At that date, the largest concentration of loans to one borrower totalled $690,000.


         Loan Origination, Purchase, Sale and Servicing Activities. Mortgage loan applications are accepted at the Bank's Locust Street Office, and by commissioned loan originators employed by the Bank who accept applications from throughout the Bank's market area. The Bank also accepts consumer loan applications at its Locust Street office. Loans are generated through the Bank's marketing efforts, its present customers, walk-in customers and referrals from real estate brokers, builders, local businesses and commissioned loan originators. The Bank generally originates one- to four-family residential mortgage loans in conformity with FNMA, FHLMC and other agency guidelines to facilitate the sale of fixed-rate residential mortgage loans in the Bank's secondary mortgage market operations. The Bank also originates loans in amounts exceeding agency guidelines.


         Each fixed-rate mortgage loan that is originated for sale is held in the Bank's held for sale portfolio until a commitment has been obtained from FNMA, FHLMC or another financial institution to purchase the loan or group of loans. The Bank's loans are sold without recourse. Generally ARM loans and fixed-rate loans with terms of less than 15 years are retained in the Bank's portfolio. Gains or losses resulting from sales of loans are recorded at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of loans sold.

         The Bank has capitalized the cost of mortgage servicing rights ("MSRs") on mortgages originated after December 31, 1994 which have been sold or securitized. The allocation of the total cost of the mortgages to MSRs and the mortgages (without MSRs) is based on their relative fair values. MSRs are amortized in proportion to and over the period of estimated net servicing income.

         The gross servicing fee income from loans originated is generally 1/4% to 3/8% of the total balance of the loan serviced. When servicing is retained at other than a normal servicing fee, an additional gain or loss is recognized and an excess servicing fee receivable or payable is recorded at the time of sale based upon the net present value of expected amounts to be received or paid resulting from the difference between the contractual interest rates received from the borrowers and the rate paid to the buyer. The resulting servicing fee premium or discount is amortized or accreted to loan servicing income over the estimated remaining life of the loans sold.

         At December 31, 1997, the Bank's portfolio of loans serviced for others totalled $69.2 million. Loan servicing fees and charges for the years December 31, 1997, 1996 and 1995 were $209,000, $198,000 and $185,000, respectively.


         The table below shows the Bank's loan originations, sales and repayments of loans for the periods indicated.

                                                                            Year Ended December 31,
                                                               --------------------------------------------------
                                                                  1997                1996               1995
                                                               -----------        ------------       -----------
                                                                                  (In Thousands)

Loans receivable and loans held for sale (gross):
   At beginning of the period........................          $  74,645           $   51,058          $  46,939
                                                               ---------           ----------          ---------

Originations:
   First mortgage loans:
      1-4 family residential, portfolio..............              4,234               21,797              6,466
      1-4 family residential, held for sale..........             12,502                6,492              7,650
      Other..........................................                483                1,115              1,717
                                                               ---------           ----------          ---------
        Total first mortgage loans...................             17,219               29,404             15,833
   Other loans.......................................             10,049                6,286              6,453
                                                               ---------           ----------          ---------
           Total originations........................             27,268               35,690             22,286

Principal repayments.................................            (17,827)              (5,350)           (10,663)
Sale of first mortgage loans.........................            (29,614)              (6,753)            (7,504)
                                                               ---------           ----------          ---------
   Net loan activity.................................            (20,173)              23,587              4,119
                                                               ---------           ----------          ---------
At end of the period.................................          $  54,472           $   74,645          $  51,058
                                                               =========           ==========          =========


         Loan Approval Procedures and Authority. The Bank accepts consumer loan applications at its Locust Street office and mortgage loan applications at its Locust Street office. For all loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered, income and certain other information generally is verified and, if necessary, additional financial information is required. All borrowers of one- to four-family residential mortgage loans are qualified pursuant to applicable agency guidelines except that the Bank may make loans in amounts exceeding applicable agency limits. The Bank's policies require appraisals on all real estate intended to secure a proposed loan, which currently are performed by independent appraisers designated and approved by the Bank. The Board annually approves the independent appraisers used by the Bank and reviews the Bank's appraisal policy. It is the Bank's policy to obtain title insurance on all real estate first mortgage loans. Borrowers must also obtain hazard insurance prior to closing. Borrowers generally are required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes and hazard insurance premiums.

         Certain officers have authority to approve loans up to specified dollar amounts. All one- to four-family first mortgage loans of $300,000 or less may be approved by the Vice President of Lending. One- to four-family mortgage loans in excess of $300,000 must be approved by the Loan Committee. Secured and unsecured consumer loans may be approved by the Vice President of Lending in amounts up to $50,000 for secured and unsecured loans. Consumer loans in excess of these amounts must be approved by the Loan Committee. All mortgage loans and consumer loans are ratified by the Board of Directors at its regular monthly meetings.

         Mortgage-Backed Securities. The Bank also invests in mortgage-backed securities. At December 31, 1997, net mortgage-backed securities totalled $2.5 million, or 3.0%, of total assets consisting of $0.6 million of fixed-rate mortgage-backed securities and $1.9 million of adjustable-rate mortgage-backed securities. As of December 31, 1997, mortgage-backed securities were insured or guaranteed by either the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA"), or the Federal Home Loan Mortgage Corporation ("FHLMC"), or in the case of collateralized mortgage obligations ("CMOs"), backed by the collateral of such agencies. At December 31, 1997, 1996 and 1995, the amortized cost of the Bank's net mortgage-backed securities portfolio totalled $2.5 million, $10.2 million, and $9.8 million, respectively.


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

         Set forth below is a table showing the Bank's purchases, sales and repayments of mortgage-backed securities for the periods indicated.


                                                                              Year Ended December 31,
                                                                ------------------------------------------------
                                                                   1997                1996               1995
                                                                ----------         ------------       ----------
                                                                                   (In Thousands)
Mortgage-backed securities (net):
   At beginning of the period........................           $ 10,193             $  9,839           $ 10,696

   Purchases.........................................                 --                1,753                137
   Sales   ..........................................             (6,954)                  --                 --
   Principal repayments (1)..........................               (736)              (1,335)              (818)
   Unrealized loss on mortgage-backed
      securities available for sale..................                (14)                 (64)              (176)
                                                                --------             --------           --------
   At end of the period..............................           $  2,489             $ 10,193           $  9,839
                                                                ========             ========           ========

------------
(1)  Includes amortization/accretion of premiums/discounts.

         Set forth below is a table showing the Bank's ARM and fixed-rate mortgage-backed securities for the periods indicated.


                                                                            At December 31,
                                              -------------------------------------------------------------------------
                                                       1997                    1996                        1995
                                              -------------------      --------------------       ---------------------
                                                                           (In Thousands)
Mortgage-backed securities, net:
  Adjustable rate (1) ..................      $ 1,867       75.01%      $ 6,995       68.63%      $ 7,132       72.61%
  Fixed-rate (2) .......................          622       24.99         3,198       31.37         2,707       27.39
                                              -------      ------       -------      ------       -------      ------
    Total mortgage-backed securities, net.    $ 2,489      100.00%      $10,193      100.00%      $ 9,839      100.00%
                                              =======      ======       =======      ======       =======      ======

---------------------

(1) Includes CMOs with carrying value of $318,000 and $317,000 in 1996 and 1995, respectively.

(2) Includes CMOs with carrying value of $622,000, $2,778,000, and $2,883,000 in 1997, 1996 and 1995, respectively.

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

         The Bank's general policy is to continue to accrue interest on all loans 59 days past due and discontinue the accrual of interest on a case-by-case basis. The Bank will discontinue the accrual of interest on loans and establish a reserve upon a determination that the loan may result in a loss. Interest on loans contractually delinquent 60 days or more is excluded from earnings unless, in management's judgment, collectibility is highly probable, collection efforts are in progress, and the loans are adequately collateralized. Property acquired by the Bank as a result of a foreclosure on a mortgage loan is classified as real estate owned ("REO") and is recorded at the lower of the investment on the related loan or fair value at the date of acquisition and carried at the lower of cost or fair value, less selling costs. At December 31, 1997, the Bank had $41,000 in loans that were 90 days or more delinquent, of which $7,000 were secured by one- to four-family residences, and $34,000 in consumer loans. At December 31, 1997, the Bank had no REO.

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

         Classified Assets. Federal regulations require the classification of loans and other assets such as debt and equity securities, considered by the OTS to be of lesser quality, as "substandard", "doubtful" or "loss" assets. The Bank's classification policies provide that assets will be classified according to OTS regulations. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified as "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full", on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "special mention" by management. As of December 31, 1997, the Bank had $678,000 of loans classified as substandard, $106,000 in loans classified as doubtful or loss, and $179,000 of loans classified as special mention in loans 89 days or less. The Bank had $934,000 in classified assets less than 89 days, which were delinquent at December 31, 1997.


         The following table sets forth the amount of outstanding loans classified at December 31, 1997, in each of the categories listed.

                                                                                    At December 31, 1997
                                                                       --------------------------------------------
                                                                                     Doubtful     Special
                                                                       Substandard    or Loss     Mention     Total
                                                                       -----------    -------     -------     -----
                                                                                      (In Thousands)
Loans delinquent 90 days or more:
   Accruing.......................................................       $     --      $  --      $  --    $    --
   Non-accruing:
      First mortgage loans:
        1-4 family residential....................................       $     --      $   7      $  --    $     7
        Other loans...............................................             --         --         --         --
   Other loans....................................................              4         30         --         34
                                                                         --------      -----      -----    -------
           Total..................................................              4         37         --         41
                                                                         --------      -----      -----    -------

        Total classified loans delinquent 90 days or more.........              4         37         --         41
                                                                         --------      -----      -----    -------

Loans delinquent 60-89 days:
   Accruing.......................................................       $     --      $  --      $  --    $    --
Non-accruing:
   First mortgage loans:
      1-4 family residential......................................       $    283      $  96      $  --    $   379
      Other loans.................................................             61         --         --         61
   Other loans....................................................             67         10         --         77
                                                                         --------      -----      -----    -------
      Total.......................................................            411        106         --        517
                                                                         --------      -----      -----    -------
   Total classified loans delinquent 60-89 days...................            411        106         --        517
                                                                         --------      -----      -----    -------

Other accruing classified loans...................................             --         --        179        179
Other non-accruing classified loans...............................            267         --          0        267
                                                                         --------      -----      -----    -------
   Total other classified loans...................................            267         --        179        446
                                                                         --------      -----      -----    -------
           Total classified loans.................................       $    682      $ 143      $ 179    $ 1,004
                                                                         ========      =====      =====    =======


         The Bank's policies provide that the Board of Directors review a report of all classified assets on a monthly basis and that such classified asset reports be provided to the OTS on a quarterly basis. When the Bank determines that an asset should be classified, it generally does not establish a specific allowance for such asset unless it determines that a loss on such asset is evident. The Bank may increase, however, its general valuation allowance in an amount deemed prudent. General valuation allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. The Bank's policies provide for the establishment of a specific allowance equal to 100% of each asset classified as "loss" or to charge-off such amount. A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances. The Bank reviews the problem loans in its portfolio on a monthly basis to determine whether any loans require classification in accordance with applicable regulations and believes its classification policies are consistent with OTS policies. The Company streamlined its review of non-performing and delinquent loans during 1997. Generally, loans are considered non-accrual, and therefore non-performing, at an earlier point in the delinquency cycle under the new review process.

         The specific valuation allowances established by the Bank for different categories of loans at the dates shown, were as follows.

                                                           At December 31,
                                                    ----------------------------
                                                    1997        1996       1995
                                                    ----------------------------
                                                             (In Thousands)
Mortgage loans .............................       $   -       $   -       $   -
Direct consumer loans ......................           8          13          18
Indirect consumer loans ....................           2           2           9
                                                   -----       -----       -----
        Total ..............................       $  10       $  15       $  27
                                                   =====       =====       =====

         Delinquent Loans and Non-Performing Assets. The following table sets forth information regarding delinquent loans, other non-accruing loans, and REO at the dates indicated. As of the dates indicated, the Bank did not have any material restructured loans within the meaning of SFAS 15, as amended by SFAS 114.

                                                                             At December 31,
                                                    --------------------------------------------------------------
                                                       1997          1996         1995          1994          1993
                                                    ----------    ----------   ----------    ----------    -------
                                                                         (Dollars in Thousands)

Loans delinquent 90 days or more:
   Accruing:
      First mortgage loans:
        1-4 family residential................       $     --      $    --       $   196      $     11      $   126
      Other loans.............................             --           --             3             4           20
                                                     --------      -------       -------      --------      -------
           Total..............................             --           --           199            15          146
                                                     --------      -------       -------      --------      -------
   Non-accruing:
      First mortgage loans:
        1-4 family residential................              7          113            82            74           93
        Other loans...........................             --            4            --            --           --
      Other loans.............................             34           27           118            40           61
                                                     --------      -------       -------      --------      -------
           Total..............................             41          144           200           114          154
                                                     --------      -------       -------      --------      -------

Loans delinquent 89 days or less:
   First mortgage loans:
        1-4 family residential................            380           --            --            --           --
        Other loans...........................            289           --            --            --           --
   Other loans................................            115            2            19            --           --
                                                     --------      -------       -------      --------      -------
           Total non-performing loans.........            784          146           418           129          300
Total real estate owned, net of related
   allowance for losses.......................             --           --            --            --           --
                                                     --------      -------       -------      --------      -------
           Total non-performing assets........       $    825      $   146       $   418      $    129      $   300
                                                     ========      =======       =======      ========      =======

Total non-performing loans to net loans
   receivable (1).............................           1.51%        0.20%         0.83%         0.28%        0.73%

Total non-performing loans to
   total assets...............................           1.00         0.15          0.56          0.18         0.44
Total non-performing loans and REO to
   total assets...............................           1.00         0.15          0.56          0.18         0.44

(1) Net loans receivable includes loans held for sale.

         Delinquent Loans. The following table sets forth information with respect to loans delinquent 60-89 days in the Bank's loan portfolio at the dates indicated.

                                                                             At December 31,
                                                    --------------------------------------------------------------
                                                       1997          1996         1995          1994          1993
                                                    ----------    ----------   ----------    ----------    -------
                                                                             (In Thousands)
Loans delinquent 60-89 days:
   First mortgage loans:
      1-4 family residential(1)...............       $    379      $    33       $   122      $    143      $   427
      Other first mortgage loans..............             61           --            --            --           --
      Other loans.............................             77           31            12            15           27
                                                     --------      -------       -------      --------      -------
        Total loans delinquent 60-89 days.....       $    517      $    64       $   134      $    158      $   454
                                                     ========      =======       =======      ========      =======


(1) Includes loans sold with recourse of $19,000 at December 31, 1994 and $12,000 at December 31, 1993.

         The following table sets forth information with respect to the Bank's delinquent loans and other problem assets at December 31, 1997.

                                                                           At December 31, 1997
                                                                        ----------------------------
                                                                        Balance               Number
                                                                        -------               ------
                                                                           (Dollars In Thousands)
         First mortgage loans:
            1-4 family residential and other:
            Loans 30-59 days delinquent.........................        $  1,353                   32
            Loans 60-89 days delinquent.........................             379                    9
            Loans 90 days or more delinquent....................               7                    3
            Other first mortgage loans 60-89 days delinquent....              61                    1
         Other loans:
               Loans 30-59 days delinquent......................             151                   22
               Loans 60-89 days delinquent......................              77                    8
               Loans 90 days or more delinquent.................              34                    9
         Real estate owned......................................              --                   --
         Loans to facilitate sale of real estate owned..........              --                   --
                                                                        --------              -------
         Total delinquent loans and other problem assets........        $  2,062                   84
                                                                        ========              =======


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


                                                                         Year Ended December 31,
                                                    --------------------------------------------------------------
                                                       1997          1996         1995          1994          1993
                                                    ----------    ----------   ----------    ----------    -------
                                                                         (Dollars in Thousands)

Total net loans outstanding (1)...............     $   54,472    $  73,815     $  50,233    $   46,161    $  41,300
Average loans outstanding (1).................         63,282       67,621        48,205        41,383       39,815

Allowance balances:
  At beginning of period......................     $      468    $     330     $     310    $      343    $     169
  Provision for losses:
    First mortgage loans......................             10           72            34             1           62
    Other loans...............................             78          110             5             3          117
  Charge-offs:
    Other loans...............................             27           44            19            38           10
  Recoveries:
    Other loans...............................              2           --            --             1            5
                                                   ----------    ---------     ---------    ----------    ---------
  At end of period............................     $      531    $     468     $     330    $      310    $     343
                                                   ==========    =========     =========    ==========    =========


Allowance for loan losses as a percent of
  total loans outstanding at end of period....           0.97%        0.63%        0.66%         0.67%        0.83%
Net loans charged off as a percent of
  average loans outstanding...................           0.04         0.07          0.04          0.09         0.01
Ratio of allowance for loan losses to total
  non-performing loans at end of period.......          64.36       320.55         78.95        240.31       114.33
Ratio of allowance for loan losses to total
  non-performing assets at end of period......          64.36       320.55         78.95        240.31       114.33



(1)  Includes loans held for sale.

         Allocation of Allowance for Loan Losses. The following table sets forth the allocation for loan losses by loan category for the periods indicated.



                                                                                   At December 31,
                                             ------------------------------------------------------------------------------------
                                                        1997                         1996                         1995
                                             --------------------------    -------------------------     ------------------------
                                                           % of Loans                   % of Loans                    % of Loans
                                                             In Each                       In Each                     In Each
                                                           Category to                   Category to                  Category to
                                              Amount       Total Loans     Amount        Total Loans     Amount       Total Loans
                                              ------       -----------     ------        -----------     ------       -----------
                                                                                (Dollars in Thousands)
Balance at end of period applicable to:
First mortgage loans:
   1-4 family residential ..............      $132           59.45%        $168           80.66%          $133           76.67%
   Held for sale .......................        00            4.27           00              00             00            0.76
   Other ...............................        86           13.90           40            7.07             37            9.71
Other loans ............................       313           22.38          260           12.27            160           12.86
                                              ----          ------         ----          ------           ----          ------
     Total allowance for loan losses....      $531          100.00%        $468          100.00%          $330          100.00%
                                              ====          ======         ====          ======           ====          ======

         SECURITIES ACTIVITIES. Federally chartered savings institutions have the authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured associations and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Additionally, the Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Historically, the Bank has maintained liquid assets above the minimum OTS requirements, and its average liquidity ratio of 16.21% for December 1997 exceeded the 4% regulatory liquidity requirement. The Bank believes that its average level of liquid assets is adequate to meet its normal daily activities.


         The securities policy of the Bank established by the Board of Directors attempts to provide and maintain liquidity, generate a favorable return on securities without incurring undue interest rate and credit risk, and complement the Bank's lending activities. The Bank's policies generally limit securities to investments qualifying as eligible securities under OTS regulations. At December 31, 1997, the Bank had securities (including FHLB stock) in the aggregate amount of $17.4 million with a market value of $17.5 million. At December 31, 1997, the Bank's securities portfolio consisted of $10.8 million of U.S. Government and federal agency obligations, an increase of $6.8 million since December 31, 1996. The Bank also invests in ARM mutual funds which invest in FNMA, FHLMC and other federal agency obligations. At December 31, 1997, the Bank had invested $0.2 in ARM mutual funds. The value of the ARM mutual funds fluctuates with changes in the value of the underlying securities. However, the Bank believes that the risk of loss on these securities is minimal given the type of securities underlying the ARM mutual funds. The Bank maintains its securities in two separate portfolios, a held-to-maturity portfolio, which consists of securities purchased with the intent to hold to maturity and an available-for-sale portfolio, which consists of securities held for liquidity and asset/liability management purposes. Securities in the held-to-maturity portfolio are accounted for on an amortized cost basis and those in the available-for-sale portfolio are accounted for on a market value basis with unrealized profits and losses affecting stockholders' equity pursuant to SFAS 115. Such securities are liquid and therefore they are categorized as available for sale. In 1995 the Bank reclassified substantially all of its held-to-maturity portfolio to the available-for-sale classification, allowing for active management of more of the Bank's portfolio.


         For information regarding the Bank's mortgage-backed securities portfolio see"--Lending Activities--Mortgage-Backed Securities."

         Securities Portfolio. The following table sets forth the carrying value of the Company's securities portfolio, including FHLB stock, at the dates indicated. At December 31, 1997, the market value of the Company's securities portfolio, including FHLB stock and certificates of deposit, was approximately $17.5 million.

                                                                                  At December 31,
                                                               ---------------------------------------------------
                                                                  1997                 1996                 1995
                                                               ----------           ----------           ----------
                                                                                  (In Thousands)
Securities available for sale (at fair value)
   U.S. Treasury notes.............................           $   2,245             $    502             $   1,610
   FHLB structured notes...........................                 477                  458                 3,990
   Other government agency notes...................               8,073                3,074                 3,315
   FNMA common stock...............................                  68                   45                    37
   AMF ARM Mutual Fund (1).........................                 193                  181                   171
   HBI Equity Trust (2)............................                 191                  269                   129
   Corporate debt securities.......................               1,783                  250                   252
   Commercial paper................................               1,477                   --                    --

Securities held to maturity (at amortized cost):
   U.S. Treasury notes.............................           $      --             $     --             $      --
   FHLB structured notes...........................                  --                   --                    --
   Other government agency structured notes........                  --                   --                    --
   Other government agency obligations.............                  --                   --                    --
   Corporate debt securities.......................                  --                   --                    --
   Municipal securities............................                  --                   78                    81
Certificates of deposit............................               2,099                   --                   200
FHLB stock.........................................                 910                1,148                   481
                                                              ---------             --------             ---------
      Total investments............................           $  17,516             $  6,005             $  10,266
                                                              =========             ========             =========

------------------
(1) AMF ARM Mutual Fund is managed by Asset Management Fund for Financial Institutions, Inc.
(2)      HBI Equity Trust is managed by Howe Barnes Investments, Inc.

SECURITIES PORTFOLIO MATURITIES.

     The following table sets forth the scheduled maturities, amortized cost and market values and weighted average yields for the Bank's investment portfolio and FHLB Stock at December 31, 1997.


                                                                    At December 31, 1997
                                    ---------------------------------------------------------------------------------
                                       One Year or Less   One to Five Years   Five to Ten Years    Beyond Ten Years
                                    -------------------  ------------------   ------------------   ------------------
                                              Weighted             Weighted             Weighted             Weighted
                                     Market   Average    Market    Average    Market    Average    Market    Average
                                     Value     Yield     Value      Yield     Value      Yield     Value      Yield
                                  ---------  ---------   --------  --------   --------  --------   --------  --------
(Dollars in Thousands)
Securities available for sale:
  U.S. Treasury notes ..........  $   2,245      5.79%  $      --        --  $      --        --  $      --        --
  FHLB structured notes ........         --        --         477      4.55%        --        --         --        --
  Other government agency ......      3,199      5.68%      3,264      6.32%       402      6.02%      1,208     6.86%
  FNMA common stock ............         --        --          --        --         --        --         --        --
  AMF ARM Fund .................         --        --          --        --         --        --         --        --
  HBI Equity Trust .............         --        --          --        --         --        --         --        --
  Corporate debt securities (1)       1,251      6.16%        531      6.25%        --        --         --        --
Commercial paper (2) ...........      1,478      5.91%         --        --         --        --         --        --
                                  ---------             ---------            ---------            ---------
  Total securities
     available for sale ........      8,173      5.82%      4,272      6.11%       402      6.02%     1,208      6.86%
                                  ---------             ---------            ---------            ---------

                                              Weighted              Weighted             Weighted            Weighted
                                  Amortized   Average    Amortized  Average  Amortized   Average  Amortized   Average
                                     Cost      Yield       Cost      Yield     Cost       Yield      Cost      Yield
                                  ---------  --------  ----------  --------- ---------  --------- ---------  --------
Securities held to maturity ....         --         --         --        --         --        --         --        --
                                  ---------             ---------            ---------            ---------
Certificates of deposit ........      1,999      6.15%        100      6.85%        --        --         --        --
FHLB stock .....................         --        --         --         --         --        --         --        --
                                  ---------             ---------            ---------            ---------
Total securities ...............  $  10,172             $   4,372            $     402             $  1,208
                                  =========             =========            =========            =========
                                                      At December 31, 1997
                                          ---------------------------------------------
                                                   Total Investment Securities
                                          ---------------------------------------------

                                          Average                              Weighted
                                          Life in    Amortised     Market       Average
                                           Years        Cost       Value         Yield
                                          -------    ---------    -------      --------

(Dollars in Thousands)
Securities available for sale:
U.S. Treasury notes ............            0.68     $ 2,241     $ 2,245        5.79%
FHLB structured notes ..........            2.28         500         477        4.55%
Other government agency ........            3.63       8,056       8,073        6.14%
FNMA common stock ..............              --           4          68          --
AMF ARM Fund ...................              --         193         193        5.86%
HBI Equity Trust ...............              --         105         191          --
Corporate debt securities (1) ..            1.20       1,782       1,783        6.18%
Commercial paper (2) ...........            0.26       1,478       1,477        5.91%
                                                     -------     -------
Total securities
 available for sale ............            2.45(3)   14,359      14,507        6.01%(4)
                                                     -------     -------
                                          Average                              Weighted
                                          Life in     Carrying     Market      Average
                                           Years        Value      Value        Yield
                                          -------     -------     ------       --------
Securities held to maturity ....              --          --          --             --
                                                     -------     -------
Certificates of deposit ........              --       2,099       2,099           6.13%
FHLB stock .....................              --         910         910           7.00%
                                                     -------     -------
Total securities ...............                     $17,368     $17,516
                                                     =======     =======


(1) Includes corporate debt securities issued by U.S. Steel Corporation ($250,000 in book value and $250,000 in market value), Lehman Brothers Corporation ($498,000 in book value and $499,000 in market value), Lockheed Martin Corporation ($503,000 in book value and $503,000 in market value) and Commonwealth Edison Corporation ($531,000 in book value and $531,000 in market value).

(2) Includes commercial paper issued by Paine Webber Group ($988,000 in book value and $988,000 in market value) and AT&T Capital ($489,000 in book value and $490,000 in market value).

(3) Includes only U.S. Government and agency obligations and structured notes; corporate and commercial paper; the AMF ARM Mutual Fund is a daily investment deposit, FHLB Stock, HBI Equity Trust, and FNMA Common Stock do not have fixed maturities.

(4) The weighted average yield does not include the FNMA Common Stock and HBI Equity Trust.

SOURCES OF FUNDS.


     General. Deposits are the major source of the Bank's funds for investment and lending purposes. In addition to deposits, the Bank derives funds from the amortization and prepayment of mortgage-backed securities and loans, the maturity of securities, proceeds from the sales of loans, operations and advances from the FHLB. Scheduled principal repayments on mortgage-backed securities and loans are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions.


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

         Deposit Activity. The following table sets forth the dollar change in deposit accounts of the Bank for the periods indicated.


                                                                            Year Ended December 31,
                                                               ---------------------------------------------------
                                                                 1997                 1996                 1995
                                                               --------            ----------           ----------
                                                                                 (In Thousands)
Deposits...........................................            $ 296,079           $  252,238            $ 130,730
Withdrawals........................................              297,384              255,617              127,030
                                                              ----------            ---------            ---------
  Net increase (decrease) before interest credited.               (1,305)              (3,379)               3,700
Interest credited..................................                3,017                2,987                2,733
                                                              ----------            ---------            ---------
  Net increase (decrease) in deposit accounts......           $    1,712            $    (392)           $   6,433
                                                              ==========            =========            =========

           Deposit Flow. The following table sets forth the change in dollar amount of deposit accounts in the various types offered by the Bank between the dates indicated.


                                           Balance                              Balance
                                             at            %                      at             %
                                         December 31,  of Total      Incr.    December 31,    of Total     Incr.
                                            1997       Deposits     (Decr.)      1996         Deposits    (Decr.)
                                         -----------   --------     -------  -------------   ----------   -------
                                                                   (Dollars in Thousands)
Club accounts.......................     $    26          0.04%    $   (4)      $    30          0.05%       --
Non-interest-bearing NOW accounts...       4,371          6.47      2,696         1,675          2.54      (458)
NOW accounts........................       4,826          7.14        (87)        4,913          7.46      (455)
Passbook accounts...................       8,739         12.94        (61)        8,800         13.37      (681)
Money market deposit accounts.......       6,760         10.01       (293)        7,053         10.71      (199)
Certificates of deposit which mature:
    within 12 months................      20,058         29.69     (3,686)       23,744         36.06    (1,740)
    within 12-36 months.............      22,251         32.94     12,686         9,565         14.53     2,523
    beyond 36 months................         519          0.77     (9,539)       10,058         15.28       618
                                         -------      --------     ------       -------      --------   -------
      Total.........................     $67,550        100.00%    $1,712       $65,838        100.00%  $  (392)
                                         =======      ========     ======       =======      ========   =======

                                         Balance                             Balance
                                           at             %                     at
                                       December 31,    of Total   Incr.    December 31,
                                          1995        Deposits    (Decr.)      1994
                                       ------------  ---------   -------   ------------
                                                      (Dollars in Thousands)
Club accounts.......................    $    30         0.05%   $    --       $     30
Non-interest-bearing NOW accounts...      2,133         3.22        580          1,553
NOW accounts........................      5,368         8.11        (23)         5,391
Passbook accounts...................      9,481        14.31     (1,717)        11,198
Money market deposit accounts.......      7,252        10.95      2,537          4,715
Certificates of deposit which mature:
    within 12 months................     25,484        38.48      3,824         21,660
    within 12-36 months.............      7,042        10.63     (3,193)        10,235
    beyond 36 months................      9,440        14.25      4,425          5,015
                                        -------      -------    -------       --------
      Total.........................    $66,230       100.00%   $ 6,433       $ 59,797
                                        =======      =======    =======       ========

         Deposit Portfolio. Deposit accounts in the Bank as of December 31, 1997, were represented by the various types of deposit programs described below.

     Weighted                                                                                            Percent
      Average                                                                                            of Total
     Interest                                                                          Account           Deposit
       Rate               Term              Deposits                                   Balances          Accounts
     --------             ----              --------                                   --------          --------
                                                                                    (In Thousands)
       0.00%              None              Non-interest-bearing NOW accounts         $  4,371             6.47%
       1.00               None              NOW accounts                                 4,826             7.14
       1.75               None              Passbook and club accounts (1)               8,765            12.98
       4.21               None              Money market deposit accounts                6,760            10.01

                                            Certificates of Deposit (1)
                                            ---------------------------

       4.72          1-5 months             Fixed term, fixed-rate                         453             0.67
       4.61          6-11 months            Fixed term, fixed-rate                       6,201             9.18
       5.14          12-17 months           Fixed term, fixed-rate                       4,599             6.80
       5.00          18 months              Fixed term, variable rate                      119             0.18
       4.16          18-23 months           Fixed term, fixed-rate                          40             0.06
       4.59          24-29 months           Fixed term, fixed-rate                         310             0.46
       4.61          30-35 months           Fixed term, fixed-rate                       2,163             3.20
       6.02          36-47 months           Fixed term, fixed-rate (3)                   7,488            11.09
       4.83          48-51 months           Fixed term, fixed-rate                          14             0.02
       6.67          60 months              Fixed term, fixed-rate                      12,452            18.43
                       or greater
       5.73          Various                Negotiated Jumbo (3)                         8,989            13.31
     ------                                                                           --------          -------
       4.36% (2)                                                                      $ 67,550           100.00%
     ======                                                                           ========          =======

------------------
(1) IRA accounts are generally offered throughout all terms stated above with a balance outstanding of $7.7 million.
(2) Includes the effect of non-interest-earning demand accounts totalling
    $4.4 million.
(3) With respect to $8.0 million in deposit amounts, includes a one-time option to increase rate within the 36 month term.


         Certificates of Deposit by Rates. The following table sets forth the certificates of deposit classified by rates as of the dates indicated.

                                                                                Year Ended December 31,
                                                                --------------------------------------------------
                                                                   1997                1996                 1995
                                                                   ----                ----                 ----
Rates:                                                                            (In Thousands)
------
3.99% or less......................................           $      211            $   3,274            $   4,010
4.00% - 5.99%......................................               25,593               24,084               17,149
6.00% - 7.99%......................................               16,976               15,861               20,610
8.00% - 8.75%......................................                   48                  148                  197
                                                              ----------            ---------            ---------
   Total...........................................           $   42,828            $  43,367            $  41,966
                                                              ==========            =========            =========

         Certificates of Deposit Maturity Schedule. The following table sets forth the amount and maturities of certificates of deposit at December 31, 1997.

                                                                        Amount Due
                                        ---------------------------------------------------------------------------
                                        One Year      1-2        2-3        3-4        4-5   Five and more
                                         or Less     Years      Years      Years      Years      Years       Total
                                         -------     -----      -----      -----      -----      -----       -----
                                                                      (In Thousands)
Rate
3.99% or less.......................    $   211          --         --         --         --         --    $    211
4.00 - 5.99%........................     17,811       4,857      2,045        537        343         --      25,593
6.00 - 7.99%........................      2,036       2,583     11,248        981        128         --      16,976
8.00 - 8.75%........................         --          --         --         --         48         --          48
                                        -------     -------   --------    -------    -------    -------    --------
   Total............................    $20,058     $ 7,440   $ 13,293    $ 1,518    $   519    $    --    $ 42,828
                                        =======     =======   ========    =======    =======    =======    ========

         Large Certificates of Deposit. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining to maturity at December 31, 1997.

                  Maturity Period                                                       Amount
                  ---------------                                                       ------
                                                                                    (In Thousands)
                  Three months or less..........................................       $ 2,643
                  Over three through six months.................................         3,265
                  Over six through 12 months....................................           300
                  Over 12 months................................................         2,781
                                                                                       -------
                        Total...................................................       $ 8,989
                                                                                       =======

--------------
(1) With respect to $8.0 million in deposit amounts, includes one-time option to increase rate within the 36 month term.


         Securities with a net amortized cost of $8.2 million were pledged to secure certain deposit accounts in excess of federal deposit insurance limits at December 31, 1997. Of the $9.0 million of large certificates of deposit, $4.6 million are from one large municipal depositor.


         BORROWINGS. Deposits are the Bank's primary source of funds. The Bank also obtains advances from the FHLB. Such advances are made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and collateral requirements. The maximum amount that the FHLB will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB System and the Federal Housing Finance Board. The maximum amount of FHLB advances to a member institution generally is reduced by borrowings from any other source. At December 31, 1997, the Bank had $6.7 million in advances from the FHLB.

         FHLB ADVANCES. The following table sets forth certain information regarding FHLB advances taken by the Bank during the periods indicated.

                                                                         During the Year Ended December 31,
                                                               ---------------------------------------------------
                                                                  1997                 1996                  1995
                                                                  ----                 ----                  ----
                                                                               (Dollars in Thousands)
Weighted average rate paid.........................                 6.03%                5.84%                6.24%

Maximum balance....................................           $   21,450            $  23,150            $   3,500
Average balance (1)................................               12,515               13,746                  503

-----------------
(1) Calculated using average daily balances.

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

         At December 31, 1997, FFSI had $766,154 in total assets, $31,190 in total liabilities and $734,964 in stockholders' equity. For the years ended December 31, 1997, 1996 and 1995, FFSI had net income of $3,985, $6,104 and $10,725, respectively. There has been no lending activity between FFSI and the Bank for the years ended December 31, 1997, 1996 and 1995.

         PERSONNEL. As of December 31, 1997, the Bank had 28 full-time employees, 9 part-time employees and 3 full-time commissioned loan originators. The employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

         FEDERAL AND STATE TAXATION.

         General. The Company and the Bank report their income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company.

         In August 1996, legislation was enacted that repeals the reserve method of accounting used by many thrifts to calculate their bad debt reserve for federal income tax purposes. As a result, the Bank is required to recapture that portion of the reserve that exceeds the amount which could have been deducted under the experience method for post-1987 tax years, and now account for bad debts for federal income tax purposes on the same basis as commercial banks. The recapture will occur over a six-year period beginning in 1998 since the institution meets certain residential lending requirements. The legislation did not have a material impact on the Company or the Bank.

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amounts of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans (Excess), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution, or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 1997, the Company's Excess for tax purposes totaled approximately $1.2 million.


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

         As a Delaware business corporation, the Company (on an unconsolidated basis) will be required to file annual returns and pay annual fees and an annual franchise tax to the State of Delaware. These taxes are based on the total authorized shares of the Company. The Company currently has 1.75 million shares of stock authorized (1.5 million shares of common stock and 250,000 shares of preferred stock). The Delaware franchise tax for 1997 was approximately $9,000.

         The Company also is subject to an annual franchise tax and fees from the State of Illinois. These taxes are based on the total shares issued. The total franchise tax paid by the Company for the year ended December 31, 1997 was approximately $4,000.

         Neither the Company nor the Bank has had an audit by the Internal Revenue Service or the Illinois Department of Revenue within the past five years, with the exception of a sales and usage tax audit conducted by the Illinois Department of Revenue.

RECENT ACCOUNTING DEVELOPMENTS

         New Accounting Standards

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 requires that public business enterprises report financial and descriptive information about reportable operating segments and report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated.

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

FEDERAL REGULATION OF SAVINGS INSTITUTIONS

         The OTS has extensive authority over the operations of savings institutions. As part of this authority, First Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of First Federal was as of September 1997. When these examinations are conducted by the OTS and the FDIC, the examiners may require First Federal to provide for higher general or specific loan loss reserves. All savings institutions are subject to a semi-annual assessment, based upon the savings institution's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the year ended December 31, 1997, was $31,000.

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

         The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1997, First Federal's lending limit under this restriction was $1.2 million. The Bank is in compliance with the loans-to-one-borrower limit.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased and originated mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 1997, the Bank had $228,000 in mortgage servicing rights which were considered intangible assets.

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

         At December 31, 1997, the Bank had tangible capital of $7.2 million, or 8.6% of adjusted total assets, which is approximately $6.0 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings institution must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At December 31, 1997, First Federal had no intangibles which were subject to these tests.

         At December 31, 1997, First Federal had core capital equal to $7.2 million, or 8.6% of adjusted total assets, which is $4.7 million above the minimum leverage ratio requirement of 3% as in effect on that date.

         The OTS risk-based requirement requires savings institutions to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At

December 31, 1997, First Federal had no capital instruments that qualify as supplementary capital and $521,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank had no such exclusions from capital and assets at December 31, 1997.

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

         On December 31, 1997, First Federal had total capital of $7.7 million (including $7.2 million in core capital) and risk-weighted assets of $49.9 million (including $2.7 million in converted off-balance sheet assets); or total capital of 15.4% of risk-weighted assets. This amount was $3.7 million above the 8% requirement in effect on that date.

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

LIQUIDITY

         All savings institutions, including First Federal, are required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. Penalties may be imposed upon institutions for violations of either liquid asset ratio requirement. At December 31, 1997, First Federal was in compliance with these requirements, with an overall liquid asset ratio of 16.21% and a short-term liquid assets ratio of 13.09%.

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

QUALIFIED THRIFT LENDER TEST

         All savings institutions, including the Bank, are required to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments," primarily residential mortgages and related investments, including certain mortgage-backed and related securities on a monthly basis in 9 out of every 12 months. A savings institution that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of December 31, 1997, the Bank maintained 73.7% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

COMMUNITY REINVESTMENT ACT

         Under the Community Reinvestment Act (the "CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA rating system identifies four levels of performance that may describe an institution's record of meeting community needs: outstanding, satisfactory, needs to improve and substantial non-compliance. The CRA also requires all institutions to make public disclosure of their CRA ratings. The CRA regulations were recently revised. The OTS assesses the CRA performance of a savings institution under lending, service and investment tests, and based on such assessment, assigns an institution in one of the four above-referenced ratings. The Bank received a "satisfactory" CRA rating under the current CRA regulations in its most recent federal examination by the OTS.

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

         If First Federal fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings institution holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings institution holding company. See "--Qualified Thrift Lender Test."

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

FEDERAL RESERVE SYSTEM

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1997, First Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

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


         As a member, First Federal is required to purchase and maintain stock in the FHLB of Chicago. At December 31, 1997, First Federal had $.9 million in FHLB stock, which was in compliance with this requirement. In past years, First Federal has received substantial dividends on its FHLB stock. Over the past five fiscal years dividends on FHLB stock have averaged 6.5% and were 6.8% for 1997.


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

         For the year ended December 31, 1997, dividends paid by the FHLB of Chicago to the Bank totaled $66,000, which constitute a $9,000 increase from the amount of dividends received in 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Listed below is information, as of December 31, 1997, concerning the Registrant's executive officers. In addition, all of the executive officers of the Registrant are officers of the Bank holding the same position as listed below. There are no arrangements or understandings between the Registrant and any of persons named below with respect to which he or she was or is to be selected as an officer.

         Name                          Age                     Position
         ----                          ---                     --------
         Steven C. Derr                49            President and Chief Executive Officer

         Patricia J. McCoy             45            Secretary

         Keith D. Hill                 26            Treasurer, Chief Financial Officer

         Donald J. Kucera              59            Vice President

         Robert W. Opperman            36            Vice President

ITEM 2.  DESCRIPTION OF PROPERTY

         (a) The Bank conducts its business through two full service offices and one loan origination office. The Bank also maintains an administrative office for accounting functions separate from its banking offices. The Bank purchased land in 1996 for a future full service office.

                                                                                                     Net Book Value
                                                                                                     of Property or
                                                                                 Date of                Leasehold
                               Leased or        Originally acquired               Lease               Improvements
Location                         Owned              or Leased                  Expiration              At 12/31/97
--------                       ---------        -------------------            ----------            --------------
                                                                                                     (In Thousands)
Full Service Offices
121 East Locust Street
Belvidere, Illinois  61008     Owned                   1965                          --                  $ 537

1021 North State Street
Belvidere, Illinois  61008     Leased (1)              1978                 December 31, 1998 (1)          346

Full Service Office under
  Construction (2)
7077 Perry Creek Parkway
Rockford, Illinois  61107      Owned                   1996                          --                    952

Administrative Office
217 South State Street
Belvidere, Illinois  61008     Leased                  1991                    April 26, 1998               56

------------------------
(1)      Leased from FFSI, the Bank's wholly owned subsidiary.
(2)      Land purchased for future full service Branch.


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

(c) DESCRIPTION OF REAL ESTATE AND OPERATING DATA. Not Applicable; the book value of each of the Company's properties is less than 10% of the Company's total consolidated assets at December 31, 1997.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of fiscal 1997 to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND
                  RELATED SHAREHOLDER MATTERS

         From its initial public offering on October 1, 1993 until March 16, 1998, the Company traded on the NASDAQ Small Cap Market under the symbol FFBI. More restrictive listing requirements implemented in 1998 required the Company to delist from the Nasdaq Small Cap Market. As of March 17, 1998, the Company trades on the Over the Counter Bulletin Board system under the symbol FFBI. The following table sets forth the high and low sales price for the periods indicated. These prices do not represent actual transactions and do not include retail markups, markdowns or commissions.

                                                              1997                           1996
                                                ------------------             ------------------
                                                High          Low              High          Low
                                                ----          ---              ----          ---
First Quarter...............................   $16.50       $15.50            $16.25       $15.50
Second Quarter..............................    18.75        15.50             16.25        15.50
Third Quarter...............................    19.50        18.13             16.13        15.50
Fourth Quarter..............................    21.00        19.00             16.00        15.50

At December 31, 1997, the Company had 180 holders of record of its common stock and, the Company estimates, approximately 300 to 325 beneficial owners of its common stock. The Company paid no cash dividends on its common stock during 1997 and 1996.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

First Financial Bancorp, Inc. (the "Company") completed its initial offering of common stock on October 1, 1993, in connection with the simultaneous conversion of First Federal Savings and Loan Association of Belvidere, a federally chartered mutual savings and loan association to First Federal Savings Bank (the "Bank"), a federally chartered stock savings bank.

The Company is headquartered in Belvidere, Illinois, and its principal business currently consists of the operations of its wholly-owned subsidiary, First Federal Savings Bank. The Company had no operations prior to October 1, 1993, and accordingly the results of operations prior to this date reflect only those of the Bank and its subsidiary.

The Bank is a community-oriented savings bank offering traditional deposit and loan products through its two full service offices in Belvidere.

The Bank invests primarily in one-to four-family mortgage loans, multi-family and commercial real estate loans, consumer loans, and mortgage-backed securities, U.S. Government and federal agency securities and other marketable securities. The Bank also originates one-to four-family mortgage loans for sale, generally retaining the servicing rights.

The Company's results of operations are primarily dependent on the Bank. The Bank's primary source of earnings is its net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The results of operations are also affected by non-interest income, such as mortgage loan servicing fees, charges on deposit accounts, gains on sales of loans and sales of non-insured deposit products, and non-interest expense, such as compensation and benefits, occupancy and equipment, data processing, federal deposit insurance premiums, loan origination and servicing, marketing expenses, professional fees, and other operating expenses.

The Bank has a wholly-owned subsidiary, First Financial Services of Belvidere Illinois, Inc., which offers annuities and insurance products on an agency basis at the Bank's full service locations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995


The following discussion reviews the Company's financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements under Item 7 of this filing. When used in this filing and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "are expected to", "estimate", " is anticipated", "project", "will continue", "will likely result" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates; general economic conditions; legislative/regulatory changes; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality and composition of the loan or securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market areas; and accounting principles, policies, and guidelines. The
Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed below could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.


The Company does not undertake -- and specifically declines any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

FINANCIAL CONDITION


During the second quarter of 1997, the Company took actions to restructure its balance sheet for the purposes of reducing interest rate risk, improving the Company's net interest margin through the redeployment of funds, and diversifying the Company's balance sheet. As a result of those actions, the Company realized losses totaling $286,000 net of taxes during the period. The restructuring included the sale of substantially all of the Company's fixed rate one- to four-family mortgage loans and the majority of its mortgage-backed securities and collateralized mortgage-backed obligations. In addition, $7.5 million in fixed rate, fixed term FHLB advances were prepaid.


At December 31, 1997, total assets of the Company were $82.7 million as compared to $94.5 million at December 31, 1996, a decrease of $11.8 million or 12.5%. Interest-earning deposits held in other financial institutions increased $2.9 million to $4.1 million at December 31, 1997 from $1.2 million at December 31, 1996. Securities available for sale and held to maturity increased $9.6 million, or 198.7%, to $14.5 million at December 31, 1997 from $4.9 million at December 31, 1996. The increase in available for sale securities was the result of the balance sheet restructuring in which assets were sold in the amount of $26.6 million, while FHLB advances in the amount of $13.8 million were repaid throughout the course of 1997. The excess proceeds were invested in short term securities and certificates of deposit for future deployment in the loan portfolio. Mortgage-backed securities available for sale and held to maturity decreased $7.7 million, or 75.6%, to $2.5 million at December 31, 1997. The primary reason for the decrease was the sale of $7.0 million of mortgage-backed securities in conjunction with restructuring the balance sheet. The Company held first mortgage loans for sale at December 31, 1997 totaling $2.4 million compared to none at December 31, 1996. Net mortgage loan originations in the held for sale portfolio were $12.2 million for the year ended December 31, 1997, as compared to $6.5 million for the year ended December 31, 1996. Proceeds from the sales of loans held for sale were $9.9 million for the year ended December 31, 1997, as compared to $6.9 million for the year ended December 31, 1996. The increases reflect the development of a favorable rate environment during 1997 in addition to the resumption of the sale of 15 year fixed rate mortgage loans.


Loans receivable decreased $21.7 million, or 29.4%, to $52.1 million at December 31, 1997, from $73.8 million at December 31, 1996. The primary event driving this decrease was the aforementioned sale of a major portion of the Company's fixed rate mortgage loan portfolio. Fixed rate mortgage loans with a carrying value of $20.0 million were sold thereby reducing loans receivable substantially. In addition, scheduled payments and prepayments on portfolio loans accelerated in the low interest rate environment present during 1997. As rates declined through the year, borrowers owning adjustable rate and balloon loans sought to refinance into low fixed rate, fixed term loan products.

Much of the Company's remaining one- to four-family mortgage portfolio consisted of loans of this nature. Partially offsetting the decrease in mortgage loans, the Company's consumer and commercial loan holdings grew by $3.2 million, or 34.6%, during 1997, to $12.3 million. The Company has been able to pursue its strategy of diversifying the loan portfolio as a result of attracting lending staff with experience in many areas of lending.

As the Company has diversified into higher yielding lending products such as consumer and commercial loans, non-performing assets have increased to $825,000 at December 31, 1997 from $143,000 at December 31, 1996. In addition to the higher concentration of non-mortgage loans in the loan portfolio, the Company streamlined its review of non-performing and delinquent loans during 1997. Generally, loans are considered non-accrual, and therefore non-performing, at an earlier point in the delinquency cycle under the new review process. Total non-performing assets represented 1.00% of assets at December 31, 1997, as compared to 0.15% of assets at December 31, 1996. The increase is the result of the portfolio composition shift, the implementation of more stringent evaluation criteria of delinquent loans during 1997 and a general acceptance of bankruptcy by borrowers nationwide as evidenced by the record number of filings in 1997. The Company had no real estate owned at December 31, 1997 and 1996.

Premises and equipment increased $0.5 million or 36.4% to $1.9 million at December 31, 1997 from $1.4 million at December 31, 1996. The increase relates to the construction of the Company's newest full-service facility in Rockford, Illinois which is scheduled to open in the Spring of 1998. The facility is the Company's first de novo branch since 1976.

Deposit accounts increased $1.8 million, or 2.7%, to $67.6 million at December 31, 1997, from $65.8 million at December 31, 1996. Increases in non-interest-bearing deposits outpaced the decrease in certificates of deposit during 1997. Certificates of deposit were de-emphasized for the purpose of market share acquisition as the Company focused on the acquisition of demand deposits. The Company implemented a Totally Free Checking campaign in its market during the first quarter of 1997 in an effort to recapture market share and increase cross sales opportunities. At December 31, 1997, advances from the FHLB of Chicago totaled $6.7 million compared to $20.5 million outstanding at December 31, 1996. In addition to the $7.5 million in advances repaid as a result of the balance sheet restructuring program, scheduled maturities of $6.3 million reduced the outstanding advances.

Stockholders' equity totaled $7.6 million, or 9.23% of total assets, at December 31, 1997, an increase of $0.3 million. Net income of $0.1 million, increases in the market value of securities available for sale of $0.2 million, the release of earned ESOP shares and the amortization of stock benefit plans of $0.1 million were partially offset by repurchases of treasury stock of $0.2 million as the Company repurchased an additional 9,727 shares of stock in the open market during 1997.

RESULTS OF OPERATIONS-YEAR ENDED DECEMBER 31, 1997

GENERAL.

Net income for the year ended December 31, 1997 was $124,000, as compared to a net loss of $158,000 for the year ended December 31, 1996. Exclusive of the aforementioned one time charges related to restructuring the Company's balance sheet and one time charges related to the Company's core processing vendor conversion of $52,000 net of tax, net income would have been $462,000 for the year ended December 31, 1997. One time charges in 1996 related to the disposition of low yielding securities and the Federal Deposit Insurance Corporation's Savings Association Insurance Fund ("FDIC SAIF") assessment, which totaled $551,000. After adjusting for these non-recurring events, earnings for the year ended December 31, 1997 increased 17.6% to $462,000 from $393,000 for the year ended December 31, 1996.

INTEREST INCOME. Total interest income decreased $0.1 million or 1.0%, to $6.3 million for the year ended December 31, 1997, from $6.4 million for the year ended December 31, 1996. A decrease in average earning assets of $3.2 million, or 3.7%, to $84.9 million for the year ended December 31, 1997 from $88.1 million for the year ended December 31, 1996 was partially offset by a 21 basis point increase in the yield on earning assets to 7.47% for the year ended December 31, 1997 from 7.26% for the year ended December 31, 1996. Yield increases were the result of several factors including: i.) the diversification in the loan portfolio from mortgages to higher yielding consumer and commercial loans; ii.) the reinvestment of securities sales proceeds from 1996 into fixed rate securities with higher coupons than the disposed adjustable rate securities; and iii.) teaser rates expiring on the credit card portfolio in the first quarter of 1997. The volume driven decrease in total interest income was most notable in first mortgage loans where average balances decreased $6.8 million to $53.0 million primarily as the result of the sale of $20.0 million in fixed rate mortgage loans as a component of restructuring the balance sheet. The Company also recorded a significant volume-driven decrease in interest income as much of the Company's mortgage-backed securities holdings were liquidated in conjunction with the restructuring. The loan portfolio continued its pattern of diversification at an accelerated pace in 1997 as significant mortgage-related holdings were divested and personnel with diversified lending backgrounds were added. As a result, interest income on first mortgage loans decreased $453,000 while interest income on other loans increased $298,000.

INTEREST EXPENSE. Total interest expense for the year ended December 31, 1997 remained unchanged at $3.8 million. A decrease in interest on FHLB advances and savings accounts was partially offset by an increase in interest on certificates of deposit. The decrease in interest on FHLB advances for the year ended December 31, 1997 was the result of lower average balances as $7.5 million in FHLB advances were repaid during the balance sheet restructuring. The decrease in interest expense on savings accounts was the result of a 25 basis point reduction in rates at the beginning of 1997 as market conditions were favorable for this pricing structure. Partially offsetting the aforementioned decreases was an increase in the interest expense on certificates of deposit of $64,000 primarily as a result of higher average balances.

NET INTEREST INCOME. The Company's net interest income before provision for loss on loans was $2.6 million for the year ended December 31, 1997, unchanged from December 31, 1996. Effectively, volume driven decreases were substantially offset by yield/cost driven increases. The Company's net interest spread increased 10 basis points to 2.61% for the year ended December 31, 1997 from 2.51% for the same period in 1996. Additionally the Company's net interest margin increased 6 basis points to 3.05% for the year ended December 31, 1997 from 2.99% for the year ended December 31, 1996.

PROVISION FOR LOSS ON LOANS. The Company recorded a provision for loss on loans of $88,000 for the year ended December 31, 1997, a decrease of $94,000, or 51.6%, from $182,000 for the year ended December 31, 1996. Much of the 1996 provision was driven by the Company's diversification into credit card lending. During 1997, provisions for losses on credit card receivables were reduced as average outstanding receivables decreased and chargeoffs registered less than 0.25% of average balances for the year.

NON-INTEREST INCOME. Non-interest income increased $199,000, or 216.3%, to $291,000 for the year ended December 31, 1997, from $92,000 for the year ended December 31, 1996. Exclusive of non-recurring losses on sales of securities of $240,000 and $415,000 during 1997 and 1996, respectively, and non-recurring losses on sales of loans in 1997 of $157,000, non-interest income increased $181,000 or 35.7%. Losses on sales of securities and loans during 1997 were the result of the aforementioned balance sheet restructuring plan while the 1996 securities losses were the result of the sale of dual index floating rate agency notes purchased in 1993. The $181,000 recurring non-interest income increase was primarily the result of the gain on the maturity of a unit investment trust of $69,000, the increase in gains on sales of loans of $46,000 and a $35,000 increase in fees on deposit accounts as the Totally Free Checking program increased fee income opportunities.

NON-INTEREST EXPENSE. Non-interest expense decreased $0.2 million, or 6.7%, to $2.6 million for the year ended December 31, 1997, from $2.8 million for the year ended December 31, 1996. Exclusive of the $417,000 FDIC SAIF assessment in 1996, and core data processing conversion charges of $79,000 in 1997, non-interest expense increased $0.1 million, or 6.3%. Among the increases in non-interest expense were compensation and benefits increases of $153,000 as a result of year over year staffing level increases and mortgage loan origination activity, increases in other expenses of $87,000 relating to prepayment of FHLB advances, operational costs of increased transaction account volumes and the deployment of automated teller machines, a $45,000 increase in marketing and promotion driven by direct mail marketing campaigns and a $44,000 increase in occupancy and equipment as the Company's commitment to technological improvements continued in 1997. Partially offsetting some of the aforementioned increases in non-interest expense was a $123,000 decrease in federal deposit insurance premiums as the FDIC SAIF was recapitalized in 1996 and assessment rates were subsequently reduced as well as $71,000 decrease in loan origination and servicing primarily as commissions paid on loans originated declined due to the volume decreases from 1996 to 1997.

INCOME TAXES. For the year ended December 31, 1997, income tax expense was $48,000 compared to an income tax benefit of $102,000 for the year ended December 31, 1996. The increase from 1996 to 1997 in income tax provision resulted from the increase in net income before taxes of $432,000, to $172,000 for the year ended December 31, 1997, from ($260,000) for the year ended December 31, 1996.

YEAR 2000. In 1997, the Company began the process of assessing its data processing systems' abilities to adequately handle date sensitive information leading up to and following January 1, 2000. Financial institutions, such as the Company, are particularly affected by the ability of computers and software to read dates properly. Little internal programming outside of off-the-shelf word processing and spreadsheet documents is undertaken internally by the Company. However, the Company is heavily reliant upon its data processing service bureau and other vendors of ancillary systems to achieve compliance with their various products. The Company's exposure from commercial customers is limited due to the small base of commercial borrowers the Company currently serves. With regard to systems compliance, the Company has identified and contacted the vendors it deals with to determine the status of their product's compliance or schedule to achieve compliance. Management has designated a committee to track the progress of year 2000 compliance of vendors and to identify those products that may need to be replaced in the event the vendor falls behind their remediation schedule or notifies the Company of the intent not to make the product compliant. The Board of Directors is updated on a quarterly basis of the status of the committee and the project. Based on responses received to date, the Company believes that its vendors are actively addressing the year 2000 problem. Testing of systems and hardware compliance is expected to be performed by current staff and costs associated with replacement of software and hardware are not expected to have a material impact on the Company's financial position or its results of operations.


REGULATORY CAPITAL REQUIREMENTS

The Bank currently exceeds all regulatory capital requirements by a significant margin. Current federal regulations require savings institutions to maintain a minimum regulatory tangible capital ratio equal to 1.5% of total adjusted assets, a minimum 3.0% leverage (core capital) ratio and an 8.0% risk-based capital ratio.

At December 31, 1997, the Bank was in compliance with these capital requirements, summarized as follows (dollars in thousands):

                                                               Percent
                                                               of Adjusted
                                                   Amount      Assets
                                                   ------      ------

              Tangible Capital                     $7,159      8.63%
  Tangible Capital Requirement                      1,244      1.50%
                                                   ------     -----
                        Excess                     $5,915      7.13%
                                                   ======     =====

                  Core Capital                     $7,159      8.63%
  Tangible Capital Requirement                      2,488      3.00%
                                                   ------     -----
                        Excess                     $4,671      5.63%
                                                   ======     =====

      Total Risk-Based Capital                     $7,668     15.38%
Risk-Based Capital Requirement                      3,988      8.00%
                                                   ------     -----
                        Excess                     $3,680      7.38%
                                                   ======     =====

The differences between the Bank's stockholders' equity calculated in accordance with generally accepted accounting principles (GAAP) and regulatory capital at December 31, 1997 are summarized as follows (in thousands):

         GAAP Capital                                                    $7,190
         Net Unrealized Gain on Securities Available for Sale               (31)
                                                                         ------
         Total Tangible and Core Capital                                  7,159

         General Loan Loss Allowances                                       521
         Excess Mortgage Servicing Rights                                   (12)
                                                                         ------
         Total Risk-Based Capital                                        $7,668
                                                                         ======

As a result of the issuance of regulations by the OTS regarding regulatory restrictions and enforcement actions against savings institutions deemed to be "undercapitalized," defined as having total risk-based capital of less than 8.0% or leverage or core capital of less than 4.0%, the minimum core capital ratio requirement has been effectively raised to 4.0%. In addition, on August 23, 1993, the OTS issued a final rule for calculating an interest rate risk component that would be incorporated into the OTS regulatory capital rule. Under the OTS rule, only savings institutions with "above normal" interest rate risk exposure would be required to maintain additional capital. That dollar amount of capital would be in addition to an institution's existing risk-based capital requirement. Savings institutions with assets less than $300 million and risk-based capital ratios in excess of 12.0% will not normally be subject to this new requirement unless they exhibit instances of above normal interest rate risk which would be of concern to the OTS. The Bank has been formally advised by the OTS that it is exempt from this requirement.

LIQUIDITY AND CAPITAL RESOURCES


The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, the maturity of investment securities, custodial balances held for investors on serviced loans, proceeds from loan sales and, to a lesser extent, advances from the Federal Home Loan Bank of Chicago. While scheduled repayments and maturities on loans, mortgage-backed securities and securities are predictable sources of funds, deposit flows and mortgage prepayments are influenced significantly by general interest rates, economic conditions and competition.


Regulations of the OTS require that the Bank maintain a minimum ratio of liquid assets. This requirement is based upon a percentage of the average daily balance of net deposits and short term borrowings. The regulation was modified in 1997 to expand the eligibility of certain assets for treatment as liquid assets and to allow the use of actual quarter end net deposit and short term borrowings as the base upon which the percentage is calculated in an effort to streamline the regulation. Additionally the required ratio was lowered to 4.0%, its statutory minimum. The Bank's liquidity ratio was 16.2% at December 31, 1997 and 6.2% at December 31, 1996. The increase in liquidity is the result of restructuring the balance sheet. The exchange of long term fixed rate mortgages for short term liquid securities in addition to the reduction in short term borrowings resulted in a higher liquidity ratio.

The Company's most liquid assets are cash and cash equivalents, which include investments and highly liquid, short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At December 31, 1997, cash and cash equivalents totaled $4.8 million, as compared to $1.7 million at December 31, 1996.

Net cash used in operating activities for the year ended December 31, 1997 consisted primarily of origination of mortgage loans of $12.2 million, which was partially offset by the proceeds from sales of loans held for sale, net of origination fees and principal collected of $9.9 million.

Net cash provided by investing activities for the year ended December 31, 1997 consisted primarily of the sale of mortgage loans of $19.7 million, the sales of mortgage-backed securities of $7.0 million and maturities and calls of securities available for sale and certificates of deposit of $7.1 million, net principal repayments on loans of $3.7 million and principal repayments on mortgage-backed securities of $0.7 million partially offset by purchases of securities available for sale and certificates of deposit of $18.8 million as well as purchases of participations in loans of $2.2 million and additional investment in premises and equipment, predominantly towards the new full-service facility in Rockford, of $0.6 million.

Net cash used in financing activities for the year ended December 31, 1997, was primarily the result of repayment of borrowings from the FHLB of $13.8 million. Partially offsetting the borrowing repayments, was the increase in cash and cash equivalents due to the inflow of deposits totaling $1.7 million. To a lesser extent, the repurchase of common stock for treasury and the decrease in advanced payments for taxes and insurance by borrowers were contributors to the net use of cash in financing activities.

At December 31, 1997, the Company had outstanding commitments to fund loan originations and unused lines of credit of $8.2 million and commitments to sell mortgage loans totaling $2.7 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from December 31, 1997 were $20.1 million. Management believes that a significant portion of such deposits will remain with the Company.

ASSET/LIABILITY MANAGEMENT

The Company manages its assets and liabilities to control the impact of changing interest rates on its net interest margin and the level of interest rate risk within the Company's asset and liability structure. The Company assesses interest rate risk internally by measuring the impact positive and negative interest rate shocks will have on both the net portfolio value and the projected net interest income. The net portfolio value is calculated by computing the net present value of the cash flows associated with its interest earning-assets and interest-bearing liabilities. Assumptions are made regarding the prepayment rates of assets and the decay rates of liabilities based on factors including the Company's historical experience, the current interest rate environment, embedded options within the assets and liabilities and industry estimates produced by major broker/dealers and regulatory authorities. Management believes the assumptions reasonably represent the anticipated amortization, maturities and rate adjustments of the underlying assets. Decay rates of deposits are similarly believed to reasonably represent the anticipated attrition within those products. Although the assumptions regarding asset and liability prepayments and decay rates are believed to be reasonable, actual results may vary substantially due to factors beyond the Company's control.

During 1997, the Company attempted to reduce interest rate risk by: i) selling most of the Company's fixed rate mortgage loan portfolio and reinvesting the proceeds in short term liquid securities; ii) originating for portfolio, ARM loans, shorter term fixed-rate loans and consumer loans and commercial loans;
iii) originating long-term fixed rate loans for sale into the secondary mortgage market; and iv) investing in other rate sensitive assets.

The holding company does not have rate sensitive assets or liabilities sufficient to materially impact the measurement of interest rate risk therefore interest rate risk is measured at the subsidiary level. The following table sets forth the Company's subsidiary Bank's net portfolio value and earnings at risk as of December 31, 1997 (dollars in thousands):


Change in         Net Portfolio Value            Net Interest Income
Interest Rates    --------------------------     --------------------------
(basis points)    $ Amount $ Change % Change     $ Amount $ Change % Change
                  --------------------------     --------------------------
  +400              6,243    (1,484) (19.2%)       2,796    131      4.9%
  +300              6,703    (1,024) (15.3)        2,776    111      4.2
  +200              7,138    (589)   (8.3)         2,755    90       3.3
  +100              7,478    (249)   (3.3)         2,720    55       2.1
  0                 7,727     --      --           2,665    --       --
  -100              7,925     198     2.6          2,607   (58)     (2.2)
  -200              8,240     315     4.1          2,541   (124)    (4.9)
  -300              7,666    (61)    (0.8)         2,401   (264)    (9.9)
  -400              7,222    (505)   (6.5)         2,237   (428)    (16.1)

RATE/VOLUME ANALYSIS

         The following table sets forth certain information relating to the Company's changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in average volume (changes in average volume multiplied by old rate); (ii) changes in rates (changes in rate multiplied by old average volume); (iii) changes in rate-volume (changes in rate multiplied by the change in average volume); and
(iv) the net change.

                                                                     Year Ended December 31,
                                                      ------------------------------------------------
                                                                         1997 vs. 1996
                                                      ------------------------------------------------
                                                                                               Total
                                                                                  Rate/       Increase
                                                       Volume         Rate       Volume      (Decrease)
                                                       ------         ----       ------      ----------
                                                                   (Dollars in Thousands)
Interest-earning assets:
   First mortgage loans (1)......................    $    (519)   $      74     $     (8)    $   (453)
   Other loans...................................          221           59           18          298
   Securities (2)................................          178           27           11          216
   Mortgage-backed securities....................         (250)          (5)           3         (252)
   Interest-earning deposits.....................           51           34           42          127
                                                     ---------    ---------     --------     --------
     Total interest-earning assets...............    $    (319)   $     189     $     66     $    (64)
                                                     ==========   =========     ========     =========

Interest-bearing liabilities:
   Passbook accounts.............................    $      (7)   $     (23)    $     --     $    (30)
   Certificate accounts..........................           52           12           --           64
   NOW and MMDA accounts.........................           (9)           6            1           (2)
   FHLB advances.................................         (130)          97          (15)         (48)
                                                     ---------    ---------     --------     --------
     Total interest-bearing liabilities..........          (94)          92          (14)         (16)
                                                     ----------   ---------     ---------    ---------
     Net change in interest income...............    $    (225)   $      97     $     80     $    (48)
                                                     =========    =========     ========     ========

------------------------------
(1) Calculated net of deferred loan fees, loan discounts, loans in process, and loan loss reserves, and includes loans held for sale.
(2) Includes securities available for sale, investment securities held to maturity, and FHLB stock.
(3) Includes interest earned on Federal Home Loan Bank daily investment deposit and certificates of deposit in other financial institutions.

AVERAGE BALANCE SHEETS

         The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on assets and the average cost of liabilities for the periods indicated. Average balances are derived from average daily balances for 1997 and average month end balances for 1996. Management does not believe that the use of average monthly balances for 1996 instead of average daily balances has caused any material differences in the information presented. The yields and costs include fees that are considered adjustments to yields. No tax equivalent adjustments were made. Non-accrual loans have been included in the tables as loans carrying a zero-yield.



                                                                     Year Ended December 31,
                                                ------------------------------------------------------------------
                                                            1997                               1996
                                                ------------------------------------------------------------------
                                                Average               Average      Average               Average
                                                Balance   Interest   Yield/Cost    Balance    Interest  Yield/Cost
                                                -------   --------   ----------    -------    --------  ----------
                                                                     (Dollars in Thousands)
Assets:
   Interest-earning assets:
     First mortgage loans (1).............     $ 52,960   $  4,095      7.73%     $ 59,777   $  4,548      7.61%
     Other loans..........................       10,322        996      9.65%        7,844        698      8.90%
     Securities (2).......................       11,687        711      6.09%        8,605        496      5.77%
     Mortgage-backed securities...........        6,128        368      6.00%       10,252        620      6.05%
     Interest-earning deposits (3)........        3,759        168      4.48%        1,670         41      2.46%
                                               --------   --------                --------   --------
       Total interest-earning assets......       84,856   $  6,338      7.47%       88,148   $  6,403      7.26%
                                                          --------                           --------
     Non-interest earning assets..........        3,405                              2,761
                                               --------                           --------
       Total assets.......................     $ 88,261                           $ 90,909
                                               ========                           ========

Liabilities and Stockholders' Equity:
   Interest-bearing liabilities:
     Passbook accounts....................     $  8,966   $    157      1.75%     $  9,332   $    187      2.00%
     Certificate accounts.................       43,476      2,490      5.73%       42,564      2,426      5.70%
     NOW and MMDA accounts................       12,219        350      2.86%       12,526        352      2.82%
     FHLB advances........................       12,515        754      6.03%       14,934        802      5.37%
                                               --------   --------                --------   --------
       Total interest-bearing liabilities.       77,176   $  3,751      4.86%       79,356   $  3,767      4.75%
                                                          --------                           --------
   Non-interest-bearing deposit accounts..        2,520                              2,563
   Non-interest-bearing liabilities.......        1,041                              1,236
                                               --------                           --------
       Total liabilities..................       80,737                             83,155
   Stockholders' equity...................        7,524                              7,754
                                               --------                           --------
       Total liabilities and stockholders'
         equity...........................     $ 88,261                           $ 90,909
                                               ========                           ========
Net interest income/interest rate
  spread (4)..............................                $  2,587      2.61%                $  2,636      2.51%
                                                          ========   =======                 ========   =======
Net interest-earning assets/
  net interest margin (5).................     $  7,680                           $  8,792
                                               ========                           ========
Ratio of average interest-earning assets..                              3.05%                              2.99%
                                                                     =======                            =======
  to average interest-bearing liabilities.         1.10x                              1.11x
                                               ========                           ========

-------------------------
(1) Calculated net of deferred loan fees, loan discounts, loans in process, and loan loss reserves, and includes loans held for sale.
(2) Includes securities available for sale, investment securities held to maturity, and FHLB stock.
(3) Includes interest earned on Federal Home Loan Bank daily investment deposit and certificates of deposit in other financial institutions.
(4) Interest rate spread represents the difference between the average yield on total interest-earning assets and the average cost of total interest-bearing liabilities.
(5) Net interest margin represents net interest income as a percentage of average interest-earning assets.

ITEM 7                       FINANCIAL STATEMENTS

                          FIRST FINANCIAL BANCORP, INC.
                               Belvidere, Illinois

                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996






                                    CONTENTS






REPORT OF INDEPENDENT AUDITORS ......................................    1


FINANCIAL STATEMENTS

     CONSOLIDATED STATEMENT OF FINANCIAL CONDITION ..................    2

     CONSOLIDATED STATEMENTS OF INCOME ..............................    3

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY ................    4

     CONSOLIDATED STATEMENTS OF CASH FLOWS ..........................    5

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .....................    7

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
First Financial Bancorp, Inc.
Belvidere, Illinois


We have audited the accompanying consolidated statements of financial condition of First Financial Bancorp, Inc. as of December 31, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Bancorp, Inc. at December 31, 1997, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                                 Crowe, Chizek and Company LLP

Oak Brook, Illinois
January 22, 1998

                        FIRST FINANCIAL BANCORP, INC.

                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                December 31, 1997
                    (In thousands, except per share amounts)

ASSETS
Cash on hand and non-interest-earning deposits                                $       629
Interest-earning deposits                                                           4,130
                                                                              -----------
     Total cash and cash equivalents                                                4,759

Securities available-for-sale                                                      14,507
Mortgage-backed securities available-for-sale                                       1,625
First mortgage loans held for sale                                                  2,352
Mortgage-backed securities held-to-maturity (fair value $835)                         864
Certificates of deposit                                                             2,099
Loans receivable, net of allowance for losses of $531                              52,120
Accrued interest receivable                                                           526
Premises and equipment                                                              1,891
Federal Home Loan Bank stock                                                          910
Other assets                                                                        1,029
                                                                              -----------

     Total assets                                                             $    82,682
                                                                              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposit accounts                                                         $    67,550
     Advances from the Federal Home Loan Bank                                       6,700
     Advance payments by borrowers for taxes and insurance                            202
     Other liabilities                                                                599
                                                                              -----------
         Total liabilities                                                         75,051

Stockholders' equity
     Common stock - $0.10 par value, 1,500,000 shares authorized,
       509,848 shares issued                                                           51
     Additional paid-in capital                                                     3,864
     Retained earnings                                                              5,199
     Treasury stock, at cost, 94,449 shares                                        (1,505)
     Unearned employee stock ownership plan shares                                    (41)
     Unearned stock awards                                                            (25)
     Net unrealized gain on securities available-for-sale,
       net of income taxes of $44                                                      88
                                                                              -----------
         Total stockholders' equity                                                 7,631
                                                                              -----------

              Total liabilities and stockholders' equity                      $    82,682
                                                                              ===========

          See accompanying notes to consolidated financial statements.

                          FIRST FINANCIAL BANCORP, INC.


                        CONSOLIDATED STATEMENTS OF INCOME
                     Years ended December 31, 1997 and 1996
                    (In thousands, except per share amounts)

                                                                         1997          1996
                                                                         ----          ----
Interest income
     First mortgage loans                                             $   4,095     $  4,548
     Other loans                                                            996          698
     Securities                                                             711          496
     Mortgage-backed securities                                             368          620
     Interest-earning deposits                                              168           41
                                                                      ---------     --------
         Total interest income                                            6,338        6,403

Interest expense
     Deposit accounts                                                     2,997        2,965
     FHLB advances                                                          754          802
                                                                      ---------     --------
         Total interest expense                                           3,751        3,767
                                                                      ---------     --------

NET INTEREST INCOME                                                       2,587        2,636

Provision for loan losses                                                    88          182
                                                                      ---------     --------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                       2,499        2,454

Noninterest income
     Loan servicing fees and charges                                        209          198
     Service charge on deposit accounts                                     208          173
     Gain (loss) on sales of loans                                          (24)          87
     Loss on sale of securities                                            (171)        (415)
     Other                                                                   69           49
                                                                      ---------     --------
         Total noninterest income                                           291           92

Noninterest expense
     Compensation and benefits                                            1,270        1,117
     Occupancy and equipment                                                307          263
     Data processing                                                        250          162
     Federal deposit insurance premiums                                      34          574
     Loan origination and servicing                                          71          142
     Professional fees                                                      100           94
     Marketing and promotion                                                101           56
     Other                                                                  485          398
                                                                      ---------     --------
         Total noninterest expense                                        2,618        2,806
                                                                      ---------     --------


INCOME (LOSS) BEFORE INCOME TAXES                                           172         (260)

          See accompanying notes to consolidated financial statements.

                          FIRST FINANCIAL BANCORP, INC.

                                                                         1997          1996
                                                                         ----          ----

Provision (benefit) for income taxes                                         48        (102)
                                                                      ---------     -------

NET INCOME (LOSS)                                                     $     124     $  (158)
                                                                      =========     =======

Basic earnings (loss) per share                                       $     .31     $  (.36)
                                                                      =========     =======
Diluted earnings (loss) per share                                     $     .30     $  (.36)
                                                                      =========     ========



          See accompanying notes to consolidated financial statements.

                        FIRST FINANCIAL BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years ended December 31, 1997 and 1996
                    (In thousands, except per share amounts)

                                                                                                 Net
                                                                                               Loss on
                                      Additional                        Unearned   Unearned  Securities
                             Common     Paid-in   Retained   Treasury     ESOP       Stock   Available-
                              Stock     Capital   Earnings     Stock     Shares     Awards    for-Sale    Total
                              -----     -------   --------     -----     ------     ------    --------    -----

Balance
  January 1, 1996           $     50   $  3,677   $  5,233   $   (460)  $   (149)  $   (31)   $  (448)   $7,872

Net loss                           -          -       (158)         -          -         -          -      (158)

Amortization of RRPs               -          -          -          -          -         5          -         5

Exercise of stock
  options, 8,512 shares            1         67          -          -          -         -          -        68

Release of earned ESOP
  shares, 6,780 shares             -         53          -          -         54         -          -       107

Purchase of treasury stock,
  55,532 shares                    -          -          -       (890)         -         -          -      (890)

Increase in fair value
  of securities available-
  for-sale net of income
  taxes of $166                    -          -          -          -          -         -        321       321
                            --------   --------   --------   --------   --------   -------    -------    ------

Balance at
  December 31, 1996               51      3,797      5,075     (1,350)       (95)      (26)      (127)    7,325

Net income                         -          -        124          -          -         -          -       124

Amortization of RRPs               -          -          -          -          -         1          -         1

Exercise of stock
  options, 250 shares              -          7          -          -          -         -          -         7

Release of earned ESOP
  shares, 6,780 shares             -         60          -          -         54         -          -       114

Purchase of treasury stock,
  9,727 shares                     -          -          -       (155)         -         -          -      (155)

Increase in fair value
  of securities available-
  for-sale net of income
  taxes of $113                    -          -          -          -          -         -        215       215
                            --------   --------   --------   --------   --------   -------    -------    ------

Balance at
  December 31, 1997         $     51   $  3,864   $  5,199   $ (1,505)  $    (41)  $   (25)   $    88    $7,631
                            ========   ========   ========   ========   ========   =======    =======    ======

          See accompanying notes to consolidated financial statements.

                          FIRST FINANCIAL BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1997 and 1996
                                 (In thousands)

                                                                        1997          1996
                                                                        ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                                 $     124       $   (158)

 Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities
  Amortization of:
       Premiums, discounts, and deferred fees on
         loans and securities                                             13             25
       Net excess servicing fees and originated
         mortgage servicing rights                                        34             32
       Stock award plans                                                   1              5
       Employee stock ownership plan                                     114            107
  Provision for losses on loans                                           88            182
  (Gain) loss on sale of:
       Loans                                                              24            (87)
       Securities                                                        171            415
       Premises and equipment                                              -             10
  Depreciation of premises and equipment                                 138            114
  Originations of loans held for sale, net of
    origination fees and principal collected                         (12,188)        (6,532)
  Proceeds from sales of loans held for sale                           9,929          6,939
  Change in:
       Deferred income tax                                                22            (14)
       Accrued interest receivable                                        (9)           (64)
       Other assets                                                      (67)          (364)
       Other liabilities                                                  15             38
                                                                   ---------       --------
           Net cash (used in) provided by operations                  (1,591)           648

CASH FLOWS FROM INVESTING ACTIVITIES
 Loan originations net of principal collected on loans                 3,678        (16,374)
 Purchases of:
     Loan participations                                              (2,176)        (7,763)
     Mortgage-backed securities available-for-sale                         -         (1,753)
     Securities available-for-sale                                   (15,746)        (4,900)
     Certificates of deposit                                          (3,098)             -
     Federal Home Loan Bank Stock                                          -           (667)
 Proceeds from:
     Sales of loans                                                   19,685              -
     Sales of securities available-for-sale                              166          3,744
     Sales of mortgage-backed securities available-for-sale            6,954              -
     Maturities and calls of securities available-for-sale             6,050          6,050
     Maturities and calls of securities held-to-maturity                  75            200
     Maturities of certificates of deposit                               999              -


                                  (Continued)

                          FIRST FINANCIAL BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1997 and 1996
                                 (In thousands)


                                                                                          1997           1996
                                                                                          ----           ----
CASH FLOWS FROM INVESTING ACTIVITIES (continued)
         Sales of Federal Home Loan Bank stock                                       $       238    $         -
         Sales of REO                                                                        122              -
     Principal collected on mortgage-backed securities and
       collateralized mortgage obligations                                                   717          1,303
     Purchases of premises and equipment                                                    (643)          (709)
                                                                                     -----------    -----------
         Net cash provided by (used in) investing activities                              17,021        (20,869)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposit accounts                                           1,712           (392)
     Net (decrease) increase in advances from the
       Federal Home Loan Bank                                                            (13,750)        20,450
     Issuance of common stock                                                                  7             68
     Repurchases of common stock                                                            (155)          (890)
     Net (decrease) increase in advance payments by borrowers
       for taxes and insurance                                                              (137)            79
                                                                                     -----------    -----------
         Net cash provided by (used in) financing activities                             (12,323)        19,315
                                                                                     -----------    -----------

Net increase (decrease) in cash                                                            3,107           (906)

Cash and cash equivalents at beginning of year                                             1,652          2,558
                                                                                     -----------    -----------

Cash and cash equivalents at end of year                                             $     4,759    $     1,652
                                                                                     ===========    ===========

Supplemental disclosures of cash flow information
Cash paid for:
         Interest                                                                    $     3,837    $     3,679
         Income taxes (refunded)                                                            (179)            70

     Noncash items
         Transfer of held for sale loans to portfolio                                          -             41
         Transfer of portfolio loans to REO                                                  122              -



        See accompanying notes to consolidated financial statements.

                          FIRST FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a description of the significant accounting policies used by First Financial Bancorp, Inc. (Company) in the preparation of the accompanying consolidated financial statements.

Description of the Business: First Financial Bancorp, Inc. is the holding company for its wholly-owned subsidiary, First Federal Savings Bank (Bank), a federally chartered stock savings bank, and its principal business is the operation of the Bank.

The Bank's operations consist principally of originating and servicing residential first mortgage loans secured by properties in northern Illinois from its facilities in Belvidere and Rockford, Illinois. In addition, the Bank provides consumer and commercial banking services. The Bank also offers brokerage and insurance services through its wholly-owned subsidiary, First Financial Services of Belvidere, Illinois, Inc. Substantially all of the Bank's income and assets are derived from these activities, conducted primarily with customers located in northern Illinois.

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and the accounts of the Bank and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The collectibility of loans, fair values of financial instruments, and status of contingencies are particularly subject to change.

Cash and Cash Equivalents: For the purpose of the statement of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and interest earning-deposits with original maturities of three months or less. Net cash flows are reported for customer loan and deposit transactions and interest-bearing deposits with other banks.

Securities: Securities are classified as held-to-maturity when the Company has the positive intent and management has the ability to hold those securities to maturity. Accordingly, they are stated at cost, adjusted for amortization of premiums and accretion of discounts. All other securities are classified as available-for-sale since the Company may decide to sell those securities in response to changes in market interest rates, liquidity needs, changes in yields or alternative investments, and for other reasons. These securities are carried at fair value with unrealized gains and losses charged or credited, net of income taxes, to a valuation allowance included as a separate component of stockholders' equity. Realized gains and losses on disposition are based on the net proceeds and the adjusted carrying amounts of the securities sold, using the specific identification method.


                                  (Continued)

                          FIRST FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Held for Sale: Loans held for sale are reported at the lower of cost, less applicable deferred loan fees, or estimated fair value in the aggregate.


Loans Receivable, Net: Loans receivable, net are reported at the principal balance outstanding, net of deferred loan fees and costs, loans in process, the allowance for loan losses, unearned discounts, and charge-offs.

Loan fees and certain direct origination costs are deferred, and the net deferred fee or cost is recognized as an adjustment to yield using the level-yield method over the life of the loans.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Because of uncertainties inherent in the estimation process, management's estimation of credit losses inherent in the loan portfolio and the related allowance may change materially in the near term. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loans that, in management's judgment, should be charged-off.

Loan impairment is determined when full payment under the loan term is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as the Company's residential mortgage, consumer, and credit card loans and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate, or loan's market price or the fair value of the collateral, if the loan is collateral dependent. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when the internal grading system indicates a doubtful classification.

Premises and Equipment: Land is carried at cost. Bank premises, furniture, and equipment are reported net of accumulated depreciation. Depreciation is recorded on the straight-line and accelerated methods over the estimated useful lives of the related assets.

Mortgage Servicing Rights: The Company allocates the cost of mortgage servicing rights (MSR) on mortgages originated which have been sold. The allocation of the total cost of the mortgages to MSR and the mortgages (without MSR) is based upon their relative fair values. Servicing rights are then expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based upon the fair value of the rights. Any impairment is reported as a valuation allowance.


                                  (Continued)

                          FIRST FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

When participating interest in mortgages sold have an average contractual interest rate, adjusted for normal servicing fees, that differs from the agreed yield to the purchaser, gains or losses are recognized equal to the present value of such differential over the estimated remaining life of such loans. The resulting excess "servicing fee receivable" or "deferred servicing revenue" is amortized in proportion to and over the period of estimated net servicing income.

Employee Stock Ownership Plan (ESOP): Unearned ESOP shares are reported as a reduction of stockholders' equity in the consolidated statements of financial condition. As ESOP shares are committed to be released, unearned ESOP shares are credited, and compensation is charged, and the amount of the charge is based on fair values of the committed-to-be-released shares. For purposes of computing net income per share, ESOP shares that have been committed to be released are considered outstanding.

Income Taxes: The provision for income taxes is based on an asset and liability approach. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

Earnings Per Share: The Company adopted Statement of Accounting Financial Standards (SFAS) No. 128, "Earnings per Share", as of December 31, 1997. Basic and diluted earnings per share are computed under this standard for the year ended December 31, 1997. All prior amounts have been restated to be comparable. Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options and the effect of unearned stock awards.


NOTE 2 - SECURITIES

The amortized cost and fair value of securities available-for-sale are as follows at December 31, 1997:


                                              Amortized    Unrealized    Unrealized       Fair
(Dollars in thousands)                          Cost          Gains        Losses         Value
                                                ----          -----        ------         -----
     U.S. Treasury                                2,241             4            -          2,245
     U.S. Agency                                  8,556            20           26          8,550
     Equity                                         302           150            -            452
     Corporate                                    1,782             1            -          1,783
     Commercial paper                             1,478             -            1          1,477
                                            -----------     ---------    ---------    -----------

                                            $    14,359     $     175    $      27    $    14,507
                                            ===========     =========    =========    ===========


                                  (Continued)

                          FIRST FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 2 - SECURITIES (Continued)

Contractual maturities of debt securities at December 31, 1997 were as follows. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                                                                        Securities
                                                                                    Available for-Sale
                                                                                    ------------------
                                                                                 Amortized        Fair
         (Dollars in thousands)                                                    Cost           Value
                                                                                   ----           -----
         Due in one year or less                                                $    8,170     $     8,173
         Due from one to five years                                                  4,281           4,272
         Due from five to ten years                                                    401             402
         Due after ten years                                                         1,205           1,208
         Equity securities                                                             302             452
                                                                                ----------     -----------

                                                                                $   14,359     $    14,507
                                                                                ==========     ===========



Proceeds from sales of securities available-for-sale during 1997 and 1996 were $166,000 and $3,744,000. These sales resulted in gross gains of $69,000 in 1997 and gross losses of $415,000 in 1996.

Securities with an amortized cost of $7,492,000 at December 31, 1997 were pledged to secure certain deposit accounts in excess of federal deposit insurance limits and other purposes.


NOTE 3 - MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of mortgage-backed securities available-for sale and held to maturity are as follows at December 31, 1997:

                                                              Amortized    Unrealized   Unrealized       Fair
     (Dollars in thousands)                                     Cost          Gains       Losses         Value
                                                                ----          -----       ------         -----
     Available-for-sale

         GNMA                                                 $   1,641    $       9    $      25    $   1,625
                                                              =========    =========    =========    =========

     Held-to-maturity
         FNMA                                                 $     242    $       -    $       6    $     236
         Collateralized mortgage obligations                        622            -           23          599
                                                              ---------    ---------    ---------    ---------

                                                              $     864    $       -    $      29    $     835
                                                              =========    =========    =========    =========



                                  (Continued)

                          FIRST FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 3 - MORTGAGE-BACKED SECURITIES (Continued)

Proceeds from sales of mortgage-backed securities and collateralized mortgage obligations available-for-sale during 1997 were $6,954,000 which resulted in gross losses of $240,000.

The carrying amount of mortgage-backed and related securities are net of unamortized premiums of $64,000 at December 31, 1997.

Mortgage-backed securities with an amortized cost of $703,000 were pledged to secure certain deposit accounts in excess of federal deposit insurance limits and for other purposes.


NOTE 4 - LOANS RECEIVABLE, NET

Loans receivable at December 31, 1997 are summarized as follows (dollars in thousands):

         First mortgage loans
              One-to-four-family residential                                                   $    32,735
              Other                                                                                  7,451
                                                                                               -----------
                  Total first mortgage loans                                                        40,186

         Home equity lines of credit                                                                 4,300
         Auto loans                                                                                  2,442
         Second mortgages                                                                            1,249
         Credit card receivables                                                                       754
         Other consumer loans                                                                        2,309
         Commercial loans                                                                            1,470
                                                                                               -----------
              Total loans receivable                                                                52,710
                                                                                               -----------

                  Less:
                      Allowance for loan losses                                                        531
                      Unearned discounts, premiums, and deferred
                        loan origination fees, net                                                      59
                                                                                               -----------
                                                                                                       590
                                                                                               -----------

                                                                                               $    52,120
                                                                                               ===========

At December 31, 1997, the Company has no loans that were classified as impaired. The principal balance of loans for which the accrual of interest had been discontinued totaled $825,000.


                                  (Continued)

                          FIRST FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

NOTE 4 - LOANS RECEIVABLE, NET (Continued)

Activity in the allowance for loan losses for the years ended December 31 is summarized as follows:


         (Dollars in thousands)                                                           1997       1996
                                                                                          ----       ----
         Allowance for loan losses

              Balance at beginning of year                                              $   468    $   330
              Provision charged to income                                                    88        182
              Loan charge-offs                                                              (27)       (44)
              Loan recoveries                                                                 2          -
                                                                                        -------    -------


                  Balance at end of year                                                $   531    $   468
                                                                                        =======    =======

Loans are made, in the normal course of business, to executive officers and directors of the Company. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions and management believes these loans do not involve more than the normal risk of collectibility. Loans outstanding to related parties at December 31, 1997 total $229,000.


NOTE 5 - SECONDARY MORTGAGE MARKET OPERATIONS

The Company's financial data with respect to its secondary mortgage market operations at and for the years ended December 31 is summarized as follows:


         (Dollars in thousands)                                                  1997       1996
                                                                                 ----       ----
         Revenues (direct)
              Gain (loss) on sales of loans                                     $ (24)     $  87
              Servicing fees on loans sold                                        171        150
                                                                                -----      -----

                                                                                $ 147      $ 237
                                                                                =====      =====
         Identifiable expenses (direct)
              Amortization of mortgage servicing rights                         $  34      $  32
              Servicing fees on loans sold                                          1          1
                                                                                -----      -----

                                                                                $  35      $  33
                                                                                =====      =====
         Identifiable assets (direct)
               Mortgage servicing rights                                        $ 228      $ 102
               Valuation allowance on MSR                                         (16)       (15)
                                                                                -----      -----

                                                                                $ 212      $  87
                                                                                =====      =====



                                  (Continued)

                          FIRST FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 5 - SECONDARY MORTGAGE MARKET OPERATIONS (Continued)

Mortgage loans serviced for others are not included in the accompanying consolidated statement of financial condition. Mortgage loans serviced are primarily for Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. The unpaid principal balances on these loans at December 31 are summarized as follows:


(Dollars in thousands)                                                              1997           1996
                                                                                    ----           ----
         Sold with recourse                                                     $    1,234     $     1,583
         Sold without recourse                                                      68,006          51,019
                                                                                ----------     -----------
                                                                                $   69,240     $    52,602
                                                                                ==========     ===========

Custodial escrow balances maintained in connection with the foregoing loan servicing were $1,429,000 and $533,000 at December 31, 1997 and 1996, respectively.

Activity in net mortgage servicing rights for the year ended December 31 is summarized as follows:


         (Dollars in thousands)                                                      1997           1996
                                                                                     ----           ----
         Net balance at beginning of year                                       $       87     $        88
         Additions                                                                     159              31
         Amortization                                                                  (24)            (17)
         Sales                                                                          (9)              -
         Provision for impairment                                                       (1)            (15)
                                                                                ----------     -----------
                                                                                $      212     $        87
                                                                                ==========     ===========


NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment at December 31, 1997 are summarized as follows (dollars in thousands):


                         Land                                                   $      684
                         Office buildings and improvements                             591
                         Furniture, fixtures and equipment                           1,018
                         Facility under construction                                   559
                                                                                ----------
                                                                                     2,852
                         Less accumulated depreciation                                 961
                                                                                ----------

                                                                                $    1,891
                                                                                ==========

                                  (Continued)

                          FIRST FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 7 - DEPOSIT ACCOUNTS

Deposit accounts at December 31, 1997 are summarized as follows (dollars in thousands):


                  Non-interest-bearing demand deposit accounts                        $     4,371
                  Interest-bearing demand deposit accounts                                  4,826
                  Passbook and club accounts                                                8,765
                  Money market demand accounts                                              6,760
                  Certificates of deposit                                                  42,828
                                                                                      -----------

                                                                                      $    67,550
                                                                                      ===========


The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was $8,989,000 at December 31, 1997.

At December 31, 1997, the scheduled maturities of certificates of deposit are as follows (dollars in thousands):

                  1998                                                                $    20,058
                  1999                                                                      7,440
                  2000                                                                     13,293
                  2001                                                                      1,518
                  2002 and thereafter                                                         519
                                                                                      -----------

                                                                                      $    42,828
                                                                                      ===========



NOTE 8 - ADVANCES FROM FEDERAL HOME LOAN BANK (FHLB)

FHLB advances at December 31, 1997 are summarized as follows (dollars in thousands):

                                                                                  Weighted
                                                                                  Interest        Amount
                                                                                    Rate        Outstanding
                                                                                    ----        -----------
         Advances from Federal Home Loan Bank
              Fixed rate due in 1998                                               5.94%         $   6,700
                                                                                   ====          =========

The Company adopted a collateral pledge agreement and agreed to keep on hand, free of all other pledges, liens, and encumbrances, first mortgages with unpaid principal balances aggregating no less than 167% of the outstanding secured advances of the Federal Home Loan Bank. All stock in the Federal Home Loan Bank of Chicago is also pledged as additional collateral for advances.

                                  (Continued)

                        FIRST FINANCIAL BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1997 and 1996

NOTE 9 - INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31 is summarized as follows (dollars in thousands):


                                                                                        1997         1996
                                                                                        ----         ----
         Current                                                                    $      26    $     (88)
         Deferred                                                                           6           18
         Change in valuation allowance                                                     16          (32)
                                                                                    ---------    ---------

                                                                                    $      48    $    (102)
                                                                                    =========    =========


A reconciliation of income taxes computed at the statutory federal income tax rate to actual income taxes recorded above for the years ended December 31 is summarized as follows:


                                                                                        1997          1996
                                                                                        ----          ----

         Statutory federal income tax rate                                              34.0%        (34.0)%
         Tax exempt income and officers' life insurance                                 (1.4)         (0.2)
         Other, net                                                                     (5.0)         (5.0)
                                                                                     -------      --------

                                                                                        27.6%        (39.2)%
                                                                                     =======      ========

No state income taxes were recorded in 1997 and 1996 as a result of excess qualifying U.S. Government interest, which is tax exempt under Illinois statutes.

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 are summarized as follows (dollars in thousands):

         Deferred tax assets
              Deferred loan origination fees                                                     $      25
              Bad debt deduction                                                                       135
              Deferred compensation                                                                     60
              Illinois net operating loss carry forwards                                                54
              Other                                                                                      2
                                                                                                 ---------
                                                                                                       276
              Valuation allowance                                                                      (54)
                                                                                                 ---------
                                                                                                       222
         Deferred tax liabilities
              Unrealized gain on securities available-for-sale                                          44
              Depreciation                                                                              30
              FHLB stock dividends, net                                                                 33
              Mortgage servicing rights                                                                 86
                                                                                                 ---------
                                                                                                       193
                                                                                                 ---------

                  Net tax deferred assets                                                        $      29
                                                                                                 =========




                                  (Continued)

                          FIRST FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

NOTE 9 - INCOME TAXES (Continued)

Management has recorded a valuation allowance to reduce deferred tax assets to the amount which it estimates will be realized. The Illinois net operating losses of approximately $1,141,000 expire in years 2000 through 2011.

The Bank has qualified under provisions of the Internal Revenue Code which permit it to deduct from taxable income a provision for bad debts which differs from the provision charged to income on the financial statements. Tax legislation passed in August 1996 now requires all thrift institutions to deduct a provision for bad debts for tax purposes based on actual loss experience and recapture the excess bad debt reserve accumulated in the tax years after 1987. Retained earnings at December 31, 1997 includes approximately $1,181,000, consisting of bad debt deductions accumulated prior to 1987, for which no deferred federal income tax liability has been recognized.


NOTE 10 - BENEFIT PLANS


     Profit-sharing plan:


         The Company has a profit sharing plan which meets the qualifications of
         Section 401(k) of the Internal Revenue Code (Code). Under the plan, employees 21 years of age or older with one year of service and 1,000 hours of service during that period may make pre-tax contributions up to applicable limits under the Code. Employees are 100% vested in their contributions. Contributions by the Company are discretionary. Discretionary employer contributions vest at a rate of 20% per year beginning on the third year of service by an employee. Contributions totaled $13,000 and $9,000 in 1997 and 1996, respectively.

     Employee stock ownership plan:


         The Company has an employee stock ownership plan (ESOP) that covers employees 21 years of age or older with one year of service and 1,000 hours of service during that period. The ESOP borrowed $271,000 from the Company to purchase 33,903 shares of the Company's stock at $8.00 per share on October 1, 1993. The Company has agreed to make scheduled contributions to the ESOP sufficient to service the amount borrowed by the ESOP. Contributions made to the ESOP totaled $54,000 in 1997 and 1996. Compensation expense recognized on the ESOP amounted to $114,000 and $107,000 in 1997 and 1996, respectively. Unearned ESOP shares totaling 5,088, with a carrying amount of $41,000, is reported as a reduction to stockholder's equity in the consolidated statement of financial condition at December 31, 1997. The fair value of unearned ESOP shares approximated $95,000 at December 31, 1997.


                                  (Continued)

                          FIRST FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 10 - BENEFIT PLANS (Continued)

     The ESOP shares were as follows:

                                                                                           1997
                                                                                           ----
                  Allocated                                                               22,035
                  Committed to be released                                                 6,780
                  Suspense shares                                                          5,088
                                                                                        --------


                       Total                                                              33,903
                                                                                        ========

     Stock option plans:

         The Company has two stock option plans which grant options to individuals to purchase common stock of the Company at a price equal to the fair market value at the date of grant, subject to the terms and conditions of the plans. The term of the stock options will not exceed ten years from the date of grant. 8,747 shares have been authorized under the incentive stock option plan for employees, and the options are exercisable on a cumulative basis in equal installments at a rate of 20% per year commencing at the date of grant. On October 1, 1993, 36,499 options were granted under the plan to employees at an exercise price of $8.00 per share. 9,687 shares have been authorized under the stock option plan for outside directors, and the options are exercisable on the date of grant. On October 1, 1993, 5,861 options were granted under the plan to outside directors at an exercise price of $8.00 per share. During 1995 and 1996, additional options were granted to employees under the plan. Information about option grants are as follows:

                                                                          Weighted
                                                                           Average
                                                                          Number of         Exercise
                                                                           Options            Price
                                                                           -------            -----
         Outstanding at January 1, 1996                                     26,444      $       8.290
         Granted                                                             2,400             15.500
         Exercised                                                          (8,512)             8.000
         Forfeited                                                          (6,358)             8.000
                                                                       -----------      -------------
             Outstanding at December 31, 1996                               13,974              9.830

         Granted                                                                 -                  -
         Exercised                                                            (250)             8.000
         Forfeited                                                          (1,210)             8.000
                                                                       -----------      -------------

             Outstanding at December 31, 1997                               12,514      $      10.040
                                                                       ===========      =============



                                  (Continued)

                          FIRST FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

NOTE 10 - BENEFIT PLANS (Continued)


         Options granted and exercisable at December 31, 1997 are 11,094 at a weighted average price of $9.35. At December 31, 1997, the range of the exercisable price is $8.00 to $15.625 with an average remaining life of 6 years.

         The Company accounts for its stock option plan under Accounting Principle Board Opinion (APBO) No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation expense has been recognized for the 1997 stock option plan in the financial statements. Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock Based Compensation", became effective for the first time in 1996. This statement prescribes new methods for determining compensation expense under stock option plans, but allows corporations to use APBO No. 25 if they provide pro forma information computed under the new standard. Had compensation cost been computed under the methodology contained in SFAS No. 123, net income would have been reduced by approximately $2,440 and $5,580 for 1997 and 1996, respectively, with no effect on earnings per share. In future years, the pro forma effect of not applying the standard is expected to increase as additional options are granted. The weighted average fair value of the options granted during 1996 is estimated at $4.58 on the date of grant using the Black-Scholes option value model with the following assumptions: dividend yield of 0, a risk free interest rate of 6.5%, expected volatility of stock price of 11.90%, an assumed forfeiture rate of 0%, and an average life of five years.

     Management recognition and retention plans and trusts:

         The Company has two management recognition plans and trusts (RRPs) as a method of providing officers and outside directors with a proprietary interest in the Company. Such awards are to be earned by the individuals, subject to terms of the RRPs. Stock awarded under the plan will vest on a cumulative basis in equal installments at a rate of 33-1/3% per year commencing one year from the date of grant or as specified by plan trustees. The number of shares held by the RRPs totaled 19,374 shares. On October 1, 1993, 18,471 shares were granted to officers and outside directors. The cost of the awards are amortized on the straight-line basis over the vesting terms. Compensation expense under these plans amounted to $1,000 and $5,000 in 1997 and 1996, respectively.



                                  (Continued)

                          FIRST FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996



NOTE 11 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators for earnings per common share computations for the years ended December 31 is presented below (dollars and shares in thousands).


                                                                                        1997        1996
                                                                                        ----        ----
     BASIC EARNINGS PER SHARE

         Net income (loss) available to common stockholders                         $     124    $    (158)
                                                                                    =========    =========

         Weighted average common shares outstanding                                       403          442
                                                                                    =========    =========


              BASIC EARNINGS PER SHARE                                                    .31         (.36)
                                                                                    =========    =========

     EARNINGS PER SHARE ASSUMING DILUTION
         Net income (loss) available to common stockholders                         $     124    $    (158)
                                                                                    =========    =========

         Weighted average common shares outstanding                                       403          442
         Add:  dilutive effect of assumed exercises:
              Incentive stock options                                                       5            5
                                                                                    ---------    ---------
         Weighted average common and dilutive
           potential shares outstanding                                                   408          447
                                                                                    =========    =========

              DILUTED EARNINGS PER SHARE                                                 0.30        (0.36)
                                                                                    =========    =========

NOTE 12 - REGULATORY MATTERS

The Bank is subject to regulatory capital requirements administered by the federal regulatory agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgements by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited as is asset growth and expansion, and plans for capital restoration are required.



                                  (Continued)

                          FIRST FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 12 - REGULATORY MATTERS (Continued)

At year-end, the Bank's regulators categorized the Bank as well capitalized. Actual capital levels (in millions) and minimum capital required levels were:


                                                                                              Minimum Required
                                                                                                to Be Well
                                                                       Minimum Required      Capitalized Under
                                                                         for Capital         Prompt Corrective
                                                        Actual         Adequacy Purposes     Action Regulations
                                                        ------         -----------------     ------------------

December 31, 1997                                 Amount     Ratio     Amount     Ratio       Amount     Ratio
                                                  ------     -----     ------     -----       ------     -----
Total capital (to risk-weighted assets)          $  7.7     15.4%      $  4.0     8.0%        $ 5.0       10.0%
Tier 1 (core) capital (to risk-weighted
  assets)                                        $  7.2     14.4%      $  2.0     4.0%        $ 3.0        6.0%
Tier 1 (core) capital (to adjusted total
  assets)                                        $  7.2     8.6%       $  2.5     3.0%        $ 4.1        5.0%
Tier 1 capital to average assets                 $  7.2     8.1%       $  3.5     4.0%        $ 4.4        5.0%
Tangible capital (to adjusted total
  assets)                                        $  7.2     8.6%       $  1.2     1.5%          N/A        N/A


Federal regulations require the Bank to comply with a Qualified Thrift Lender
(QTL) test which requires that 65% of assets be maintained in housing-related finance and other specified assets. If the QTL test is not met, limits are placed on growth, branching, new investments, FHLB advances, and dividends or the institution must convert to a commercial bank charter. Management considers the QTL test to have been met.

On October 1, 1993, the Bank converted from a federally-chartered mutual savings and loan association to a federally chartered stock savings bank subsidiary of First Financial Bancorp, Inc. (Company), a newly formed and registered savings bank holding company. The Company issued 484,338 shares of common stock at $8.00 per share. The net proceeds, after deducting conversion expenses of $401,000 were $3,473,000 and were recorded as common stock and additional paid-in capital in the consolidated statement of financial condition. The Company used $2,200,000 of the net proceeds to acquire all the common stock of the Bank.

As part of the conversion to the stock form of ownership on October 1, 1993, the Bank established a liquidation account for the benefit of eligible depositors as of December 31, 1992, the eligibility record date, who continue to maintain deposits in the Bank after the conversion. The initial balance of the liquidation account was equal to the retained earnings of the Bank as of December 31, 1992. In the unlikely event of a complete liquidation of the Bank each eligible account holder would receive from the liquidation account, a liquidation distribution based on their proportionate share of the then total remaining qualifying deposits, prior to any distribution with respect to the Bank's capital stock.


                                   (Continued)

                          FIRST FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 13 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK,
  COMMITMENTS, AND CONTINGENCIES

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and previously approved unused lines of credit. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the statement of financial condition.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and previously approved unused lines of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for loans recorded in the statement of financial condition. Financial instruments whose contract amounts represent credit risk at December 31, 1997 are summarized as follows (in thousands):

     Commitments to originate loans; rates range from 7.250% to 9.500%                           $   1,692
     Unused lines of credit                                                                          5,158
     Standby letters of credit                                                                         146
     Commitments to purchase loan participations                                                     1,396


At December 31, 1997, the Company serviced mortgage loans with unpaid principal balances of $1,234,000 which were sold under agreements for which the buyers have recourse options. The Company does not anticipate any significant losses as a result of these agreements.


NOTE 14 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Corporations are required to disclose fair value information about their financial instruments. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The methods and assumptions used to determine fair values for each class of financial instruments are presented below:

The estimated fair value for cash and cash equivalents, interest-bearing deposits with financial institutions, Federal Home Loan Bank stock, accrued interest receivable, mortgage servicing rights, NOW, money market and savings deposits, short-term borrowings, and accrued interest payable are considered to approximate their carrying values. The estimated fair value for securities available-for-sale and securities held-to-maturity are based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for portfolio loans is based on estimates of the rate the Company would charge for similar loans at December 31, 1997 applied for the time period until the estimated payment. The estimated fair value of loans held for



                                  (Continued)

                          FIRST FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 14 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

sale is based on the prevailing secondary market prices for similar loans at December 31, 1997. The estimated fair value of certificates of deposit is based on estimates of the rate the Company would pay on such deposits at December 31, 1997 applied for the time period until maturity. The estimated fair value of Federal Home Loan Bank advances is based on the estimate of the rate the Company would pay for such advances at December 31, 1997 for a time period until maturity. Loan commitments are not included in the table below as their estimated fair value is immaterial.



                                                                                                 Estimated
         (Dollars in thousands)                                                   Carrying         Fair
                                                                                    Value          Value
                                                                                    -----          -----
          Financial instruments in assets
               Cash on hand and in banks                                         $  4,759        $  4,759
               Securities available-for-sale                                       14,507          14,507
               Mortgage-backed securities available-for-sale                        1,625           1,625
               First mortgage loans held for sale                                   2,352           2,366
               Mortgage-backed securities                                             864             835
               Certificates of deposit                                              2,099           2,101
               Loans receivable, net                                               52,120          53,192
               Federal Home Loan Bank stock                                           910             910
               Mortgage servicing rights                                              212             212
               Accrued interest receivable                                            526             526

         Financial instrument liabilities
               DDA, NOW, money market, and passbook savings                        24,722          24,722
               Certificates of deposit                                             42,828          43,312
               FHLB advances                                                        6,700           6,699
               Accrued interest payable                                               144             144

Other assets and liabilities of the Company that are not defined as financial instruments such as property and equipment, are not included in the above disclosures. Also not included are nonfinancial instruments typically not recognized in financial statements such as loan servicing rights (originated prior to January 1, 1995), customer goodwill, and similar items.


While the above estimates are based on management's judgement of the most appropriate factors, there is no assurance that were the Company to have disposed of these items on December 31, 1997, the fair values would have been achieved, because the market value may differ depending on the circumstances. The estimated fair values at December 31, 1997 should not necessarily be considered to apply at subsequent dates.



                                  (Continued)

                          FIRST FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996



NOTE 15 - FIRST FINANCIAL BANCORP, INC. (PARENT COMPANY)

Presented below are the parent company's condensed balance sheet, condensed statements of income, and condensed statements of cash flows:


                             CONDENSED BALANCE SHEET
                                December 31, 1997
                                 (In thousands)

ASSETS
Cash and cash equivalents                                                                          $       232
Securities available-for-sale                                                                              191
Loans receivable for ESOP                                                                                   61
Investment in subsidiary                                                                                 7,189
Other assets                                                                                                21
                                                                                                   -----------

     Total assets                                                                                  $     7,694
                                                                                                   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Other liabilities                                                                              $        63
                                                                                                   -----------
    Stockholders' equity
     Common stock                                                                                           51
     Additional paid-in capital                                                                          3,864
     Retained earnings                                                                                   5,199
     Treasury stock                                                                                     (1,505)
     Other                                                                                                  22
                                                                                                   -----------
         Total stockholders' equity                                                                      7,631
                                                                                                   -----------

              Total liabilities and stockholders' equity                                           $     7,694
                                                                                                   ===========


                                  (Continued)

                         CONDENSED STATEMENTS OF INCOME
                     Years ended December 31, 1997 and 1996
                                 (In thousands)

                                                                                           1997         1996
                                                                                           ----         ----
     Interest income                                                                    $      12    $      12
     Gains on sales of securities                                                              69            -
                                                                                        ---------    ---------
         Total income                                                                          81           12

Expense
     Professional fees                                                                         25           14
     Other                                                                                     33           31
                                                                                        ---------    ---------
         Total expense                                                                         58           45
                                                                                        ---------    ---------


INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT) AND EQUITY
  IN UNDISTRIBUTED NET INCOME (LOSS) OF SUBSIDIARY                                             23          (33)
Income taxes (benefit)                                                                          8          (11)
                                                                                        ---------    ---------


INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED NET
  INCOME (LOSS) OF SUBSIDIARY                                                                  15          (22)

Equity in undistributed net income (loss) of subsidiary                                       109         (136)
                                                                                        ---------    ---------


NET INCOME (LOSS)                                                                       $     124    $    (158)
                                                                                        =========    =========


                                  (Continued)

                          FIRST FINANCIAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 15 - FIRST FINANCIAL BANCORP, INC. (PARENT COMPANY) (Continued)


                       CONDENSED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1997 and 1996
                                 (In thousands)



                                                                                        1997            1996
                                                                                        ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                                $     124        $    (158)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities
   Equity in undistributed net income (loss) of subsidiary                               (109)             136
   Gain on sales of securities available-for-sale                                         (69)               -
   Decrease (increase) in other assets                                                     (7)             (13)
   Increase in other liabilities                                                           44                -
                                                                                    ---------        ---------
   Net cash used in operating activities                                                  (17)             (35)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities available-for-sale                                               -             (106)
   Proceeds from sales of securities available for sale                                   166                -
   Principal collected on loan for ESOP                                                    54               54
                                                                                    ---------        ---------
         Net cash provided by (used in) investing activities                              220              (52)

CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from sale of common stock                                                       7               68
   Purchase of treasury stock                                                            (155)            (890)
                                                                                    ---------        ---------
   Net cash used in financing activities                                                 (148)            (822)
                                                                                    ---------        ---------

Increase (decrease) in cash and cash equivalents                                           55             (909)

Cash and equivalents at beginning of year                                                 177            1,086
                                                                                    ---------        ---------

CASH AND EQUIVALENTS AT END OF YEAR                                                 $     232        $     177
                                                                                    =========        =========

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         On January 4, 1996, the Audit Committee of the Board of Directors of the Company determined to dismiss the firm of Lindgren, Callihan, Van Osdol & Co., Ltd. ("Lindgren") as independent certified public accountants of the Company, effective on February 15, 1996.

         During the two years ended December 31, 1997 Lindgren's reports did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During such periods, there have been no disagreements between the Company and Lindgren on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure, which disagreements would have caused Lindgren to make reference to the subject matter of such disagreements in connection with its report. During such periods, Lindgren did not advise the Company of any of the following matters:

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

         During the two years ended December 31, 1997 neither the Company nor anyone on its behalf had consulted Crowe, Chizek and Company LLP with respect to any accounting or auditing issues involving the Company. That is, there were no discussions with the Company regarding the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the financial statements or any related item.

                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT



                                                                                           Shares of
                                                                                         Common Stock
                                                                                         Beneficially
                                   Positions Held         Director     Current Term      Owned on the      Percent
       Name              Age      with the Company        Since (1)      to Expire        Record Date     Of Class
       ----              ---    --------------------      ---------      ---------      ---------------   --------
Douglas M. Kratz          45     Director                   1997           1998              20,077        4.82%
Charles G. Popp           40     Director                   1997           1998                 100          *
Steven C. Derr            49     President and Chief        1995           1999              15,665(3)     3.76%
                                 Executive Officer
Nancy Sylvester           50     Director and Chairman      1996           1999               1,218(4)       *
                                 of the Board
James V. Twyning          48     Director                   1997           2000               1,093          *

Richard E. Winkelman      59     Director                   1977           2000               6,387(5)     1.53%

     Less than 1%.
-------------------------
*
(1) Reflects the initial appointment of Mr. Winkelman to the Board of Directors of the Company's mutual predecessor.
(2) Includes 2,127 shares awarded, subject to restrictions, pursuant to the Employees' Recognition Plan. Includes 6,843 shares subject to options granted pursuant to the Incentive Stock Option Plan which are exercisable within 60 days of the Record Date. Includes 3,570 shares allocated to Mr. Derr's account under the ESOP.
(3) Includes 700 shares subject to options granted pursuant to the Directors' Plan.
(4) Includes 692 shares subject to options granted pursuant to the Directors' Plan and 420 shares awarded, subject to restrictions, pursuant to the Directors' Recognition Plan.

         The principal occupation during the past five years of each director, nominee for director and named executive officer of the Company is set forth below. References to the "Company" include the Company's mutual predecessor. All directors and executive officers have held their present positions for five years unless otherwise stated.

         STEVEN C. DERR is President and Chief Executive Officer of the Company. Mr. Derr previously served as Treasurer of the Company, and as Secretary-Treasurer and Chief Financial Officer of the Bank. Mr. Derr began his employment with the Bank in 1984.

         NANCY K. SYLVESTER is a Rock Valley College associate professor, Professional Registered Parliamentarian, and part owner of Jimmy's Frozen Custard.

         CHARLES G. POPP is an Attorney specializing in real estate law and a General Partner of Strom, Sewell, Larson and Popp.

         JAMES V. TWYNING is a Certified Public Accountant who is part owner and Vice President of Northern Nationalease & Freightliner, a truck leasing firm

         DOUGLAS M. KRATZ is Chairman, Chief Executive Officer and Chief Financial Officer of Financial Services Corporation of the Midwest, Rock Island, Illinois; Secretary, Treasurer and Director of Richey Corporation, Rock Island, Illinois; Chairman and Chief Executive Officer of Englehart Corporation, Bettendorf, Iowa; President, Chief Executive Officer and Director of Four Bears, Inc., Rock Island, Illinois; and Chairman and Chief Executive Officer of Brammer Company, LLC, Davenport, Iowa. Mr. Kratz has served as director for the Company since 1997.

         RICHARD E. WINKELMAN is the former owner of Winkelman Flowers in Belvidere, Illinois. Mr. Winkelman is semi-retired and works for a local florist.

OWNERSHIP REPORTS BY OFFICERS AND DIRECTORS

         The Common Stock of the Company is registered pursuant to Section
12(g) of the Exchange Act. The officers and directors of the Company and beneficial owners of greater than 10% of the Company's Common Stock ("10% beneficial owners") are required to file reports on Forms 3, 4, and 5 with the SEC disclosing changes in beneficial ownership of the Common Stock. SEC rules require disclosure in the Company's Proxy Statement and Annual Report on Form 10-KSB of the failure of an officer, director or 10% beneficial owner of the Company's Common Stock to file a Form 3, 4 or 5 on a timely basis. The Company believes that, during the fiscal year ended December 31, 1997, all filing requirements under SEC rules applicable to the Company's officers, directors and 10% beneficial owners were complied with on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth the cash compensation for the years ended December 31, 1997, 1996, and 1995, and certain information as to the total remuneration paid by the Bank to the named executive officers of the Company.


                                            SUMMARY COMPENSATION TABLE

                                                                                LONG-TERM
                         ANNUAL COMPENSATION                                COMPENSATION AWARDS
--------------------------------------------------------------------  -------------------------------
                          FISCAL
                          YEARS                             OTHER      RESTRICTED
                          ENDED                             ANNUAL       STOCK      OPTIONS/               ALL OTHER
       NAME AND          DECEMBER     SALARY     BONUS   COMPENSATION    AWARD(S)      SARS               COMPENSATION
PRINCIPAL POSITION (1)      31,       ($)(2)      ($)       ($)(3)       ($)(4)      (#)(5)    PAYOUTS      ($)(6)
----------------------   --------    -------      ---    ----------    ---------     ------    -------    ------------
Steven C. Derr            1997       $78,149    $2,118     $   --      $    --       $6,843      --         $30,836
President and Chief       1996        63,080        --      7.664       18,821        4,474      --          24,887
Executive Officer         1995        62,061        --      3,618       18,523        4,106      --          18,061


(1) No other executive officer received salary and bonuses that in the aggregate exceeded $100,000 for the years ended December 31, 1997, 1996 and 1995.

(2) Amount shown is gross earnings. Includes $5,635, $4,712 and $4,158 for the years ended December 31, 1997, 1996 and 1995, respectively, deferred by Mr. Derr pursuant to the Bank's 401(k) Plan. Includes $2,102, $2,102 and $2,199 for the years ended December 31, 1997, 1996 and 1995, respectively, contributed by Mr. Derr to the Bank's Section 125 Plan.

(3) Includes directors' fees paid for attendance at Board meetings of the Bank and the Company. The Bank and the Company provided Mr. Derr with membership dues to certain organizations that are not included in the summary compensation table because the aggregate amount of such benefits does not exceed the lesser of $50,000 or 10% of such officer's compensation.

(4) Includes 1,195 shares, 1,195 shares for Mr. Derr of Common Stock awarded on October 1, 1993 pursuant to the Company's Recognition and Retention Plan, which shares vested on October 1, 1996, 1995, respectively. The value of such shares was determined by multiplying the number of shares which became fully vested by the price of the shares of Common Stock on October 1, 1996, 1995. The fair market value of such restricted stock on December 31, 1997 (based on the closing price of the Common Stock as reported on the Nasdaq Small-Cap Market) was approximately $44,401.

(5) On October 1, 1993, Mr. Derr was awarded 6,843 options to purchase shares of the Company's common stock. The options vest in five equal annual increments commencing on October 1, 1993 and the exercise price of such options is $8.00, the fair market value of the underlying shares of Common Stock on the date of grant. The options shown above represent the options that were exercisable as of December 31, 1997.

(6) Includes $28,724, $16,026 and $10,058 allocated to Mr. Derr's account for the years ended December 31, 1997, 1996 and 1995, respectively, under the Bank's ESOP. Includes $2,112 $1,892 and $3,723 allocated to Mr. Derr's account for the years ended December 31, 1996, 1995 and 1994, respectively, under the Bank's 401(k) Plan. Includes $4,149 and $4,280 for Mr. Derr for the years ended December 31, 1996, 1995, respectively, for reimbursement of income taxes on the excess of the fair market value of the vested Restricted Stock Award over the price of such shares in the initial public offering of the Company.

EMPLOYMENT AND SEVERANCE ARRANGEMENTS


         EMPLOYMENT AGREEMENT. The Bank has entered into an employment agreement with Steven C. Derr, President and Chief Executive Officer of the Bank. The employment agreement is intended to ensure that the Bank will be able to maintain a stable and competent management base. The continued success of the Bank depends to a significant degree on the skill and competence of its President and Chief Executive Officer.

         The employment agreement provides for a three-year term. Commencing on the first anniversary date and continuing each anniversary date thereafter, the Board of Directors of the Bank may extend the agreement for an additional year such that the remaining term shall be three years unless written notice of non-renewal is given by the Board of Directors after conducting a performance evaluation of the executive. In addition to the base salary, the agreement provides that the executive is to receive all benefits provided to permanent full time employees of the Bank, including among other things, disability pay, participation in stock benefit plans and other fringe benefits applicable to executive personnel. The agreement provides for termination by the Bank for cause at any time. In the event the Bank chooses to terminate the executive's employment for reasons other than for cause, or upon the termination of the executive's employment for reasons other than a change in control, as defined, or in the event of the executive's resignation from the Bank upon (i) failure to re-elect the executive to his current office, (ii) a material change in the executive's functions, duties or responsibilities, (iii) relocation of his principal place of employment, (iv) the liquidation or dissolution of the Bank, or (v) a breach of the agreement by the Bank, the executive or, in the event of death, his beneficiary would be entitled to receive an amount equal to the greater of the remaining payments, including base salary, bonuses and other payments due under the remaining term of the agreement or three times the average of the executive's base salary, including bonuses and other cash compensation paid, and the amount of any benefits received pursuant to any employee benefit plans maintained by the Bank.

         If termination, voluntary or involuntary, follows a "change in control" of the Bank or the Company, as defined in the agreement, the executive or, in the event of death, his beneficiary, would be entitled to a payment equal to the greater of (i) the payments due under the remaining term of the agreement or
(ii) 2.99 times his average annual compensation over the five years preceding termination. The Bank would also continue the executive's life, health, and disability coverage for the remaining unexpired term of the agreement to the extent allowed by policies maintained by the Bank from time to time. Payments to the executive under the agreement will be guaranteed by the Company in the event that payments or benefits are not paid by the Bank.

         The employment agreement provides that for a period of one year following termination the executive agrees not to compete with the Bank or the Company in any city, town or county in which the Bank or the Company maintains an office or has filed an application to establish an office.

         SUPPLEMENTAL EXECUTIVE AGREEMENT. The Company has entered into a Supplemental Executive Agreement with Mr. Derr. This agreement supplements Mr. Derr's employment agreement, which provides for a reduced severance payment in the event benefits paid upon a Change in Control constitute "excess parachute payments" under the Internal Revenue Code of 1986, as amended. The agreement is designed to compensate Mr. Derr for any reduction in benefits due him under his employment agreement and also requires the Company to pay any excise tax to which Mr. Derr becomes subject due to the "excess parachute payments" provisions.


DIRECTORS' COMPENSATION


         In 1997, each non-employee director received $830 per month in directors' fees, plus $630 for attendance at the Bank's annual organizational meeting.

BENEFITS

         401(k) PLAN. The Bank maintains the First of Belvidere 401(k) Profit Sharing Plan and Trust (the "401(k) Plan"), a tax deferred compensation plan. Under the 401(k) Plan, employees 21 years of age or older with twelve months of service and 1,000 hours of service during that period may make pre-tax contributions up to applicable limits under the Internal Revenue Code. Employees are 100% vested in their contributions. The Bank may elect to make contributions to the 401(k) Plan out of Bank profits. Discretionary employer contributions vest at a rate of 20% per year beginning in the third year of service by an employee.

         Benefits are payable when an employee reaches age 65 or the fifth anniversary after entering the 401(k) Plan, whichever is later. Benefits are payable whether or not the employee continues to be employed by the Bank upon reaching age 65. Distributions are made in a lump-sum payment or in an annuity for the life of the participant, the participant and his or her spouse, or the participant and a designated beneficiary. Benefits are payable in the event of death, disability or termination of a participating employee. The Bank allocated $2,112 to the account of Mr. Derr, as a discretionary employer contribution for the plan year ended December 31, 1997.

         EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST. The Bank has established an ESOP for eligible employees. Employees with a twelve-month period of employment with the Bank during which they worked at least 1,000 hours and who have attained age 21 are eligible to participate.

         Benefits generally become 100% vested after seven years of credited service. Prior to the completion of three years of credited service, a participant who terminates employment for reasons other than death, retirement (or early retirement), or disability will not receive any benefit under the ESOP. ESOP contributions vest at a rate of 20% per year beginning in the third year of service by an employee. Forfeitures will be reallocated among remaining participating employees, in the same proportion as contributions. Benefits may be payable upon death, retirement, early retirement, disability or separation from service. The Bank's contributions to the ESOP are not fixed, so benefits payable under the ESOP cannot be estimated. The account of Mr. Derr received allocations of $28,724 for the plan year ended December 31, 1997.

         STOCK OPTION PLAN. The Board of Directors of the Company maintains the 1993 Incentive Stock Option Plan for officers and employees of the Bank because it believes that stock options serve as an important means for attracting and retaining personnel as well as rewarding employees who help the Bank achieve its business objectives. Moreover, the exercise of stock options is beneficial to the Bank because it provides additional capital at minimal expense.

         The Board of Directors granted options (with Limited Rights) under the Incentive Stock Option Plan at an exercise price of $8.00 per share, as follows: options to purchase 6,843 shares of Common Stock were granted to Mr. Derr; options to purchase an additional 26,604 shares in the aggregate were granted to other executive officers of the Bank; and options to purchase 3,052 shares in the aggregate were granted to other employees of the Bank. The Bank reserved 2,248 shares covered by the Stock Plan for future grant, of which 1,000 and 1,700 were granted at an exercise price of $15.625 and $15.50, respectively, on August 15, 1995 and November 21, 1996 to employees of the Bank. Options are exercisable in equal increments over a five year period beginning one year from the date of grant. Options will be 100% exercisable in the event the optionee terminates his employment due to death, disability or retirement or in the event of a change in control of the Bank or the Company.


              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                                                  NUMBER OF SECURITIES
                                                                     UNDERLYING                    VALUE OF
                                                                     UNEXERCISED              UNEXERCISED IN-THE-
                                 SHARES                               OPTIONS AT                MONEY OPTIONS AT
                                ACQUIRED                            FISCAL YEAR-END            FISCAL YEAR-END (2)
                                  UPON             VALUE           ----------------           -------------------
           NAME                 EXERCISE        REALIZED (1)          EXERCISABLE                 EXERCISABLE
           ----                 --------        ------------       ----------------           -------------------
Steven C. Derr                     --               --                   6,843                     $88,959


(1) Equals the difference between the aggregate exercise price of the options exercised and the aggregate fair market value of the shares of common stock received upon exercise computed using the price of the Common Stock as quoted on the Nasdaq Small-Cap Market at the time of exercise.

(2) Equals the difference between the aggregate exercise price of such options and the aggregate fair market value of the shares of common stock that would be received upon exercise, assuming such exercise occurred on December 31, 1997, at which date the closing price of the Common Stock as quoted on the Nasdaq Small-Cap Market was at $21.00.

              STOCK OPTION PLAN FOR OUTSIDE DIRECTORS. The Board of Directors of the Company has adopted the Directors' Option Plan for directors who are not employees of the Bank because it believes that stock options serve as an important means for attracting and retaining qualified directors and rewarding outside directors who help the Bank achieve its business objectives. Moreover, the exercise of stock options is beneficial to the Bank because it provides additional capital at minimal expense.

          The Directors' Option Plan is a self-administering plan and provides for the granting of nonstatutory options for 9,687 shares to directors who are not officers or employees of the Bank or the Company. The exercise price of each option granted under the Directors' Option Plan is $8.00 per share. Options for 1,842 shares of Common Stock were awarded to Director Winkelman. Mr. Winkelman has exercised 1,150 of the 1,842 options awarded under the Directors' Option Plan. Ms. Sylvester was awarded 700 shares under the Directors' Option Plan at an exercise price of $15.50 per share. 3,126 shares covered by the Directors' Plan have been reserved for future grant.

          RECOGNITION AND RETENTION PLAN FOR EMPLOYEES. The Board of Directors of the Company has adopted the Employees' Recognition Plan as a method of providing officers and key employees of the Bank with a proprietary interest that is designed as a means of rewarding the service of persons who have helped the Bank to achieve its business objectives as well as encouraging such persons to remain with the Bank. 18,114 shares of Common Stock were purchased by the Employees' Recognition Plan for the benefit of eligible officers and employees. Awards are nontransferable and nonassignable and officers of the Bank will earn (i.e., become vested in) shares of Common Stock covered by the award at a rate of 33-1/3% per year commencing one year from the year from the date of the award or as stipulated by the plan trustee. Awards will be 100% vested upon termination of employment due to death, disability or retirement of the officer or following a change in control of the Bank or the Company.

           RECOGNITION AND RETENTION PLAN FOR OUTSIDE DIRECTORS. The Board of Directors of the Company has adopted the Directors' Recognition Plan as a method of providing directors who are not employees of the Bank with a proprietary interest that is designed as a means of rewarding persons who have helped the Bank to achieve its business objectives as well as encouraging such persons to remain with the Bank. 1,260 shares of Common Stock were purchased by the Directors' Recognition Plan for the benefit of outside directors. Awards are nontransferable and nonassignable and outside directors of the Bank will earn (i.e., become vested in) shares of Common Stock covered by the award at a rate of 33-1/3% per year commencing one year from the year from the date of the award. Awards will be 100% vested upon termination of employment due to death, disability or retirement of the outside director or following a change in control of the Bank or the Company. All current awards are 100% vested.

          DIRECTORS STOCK PURCHASE PROGRAM. The Company has entered into a stock purchase program for directors of the Company whereby such persons can designate all or a portion of their monthly directors' fees for the purchase of additional shares of stock of the Company. The shares will be purchased from treasury stock held by the Company, and shall be restricted pursuant to the requirements of the SEC and appropriately legended.



  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

            Persons and groups who beneficially own in excess of five percent of the Common Stock are required to file certain reports with the Securities and Exchange Commission ("SEC") regarding such ownership pursuant to the Securities Exchange Act of 1934 (the "Exchange Act"). The following table sets forth, as of December 31, 1987, the shares of Common Stock beneficially owned by directors and nominees individually, by named executive officers individually, by executive officers and directors as a group and by each person who was the beneficial owner of more than five percent of the Company's outstanding shares of Common Stock on such date.


                                                          AMOUNT OF SHARES
                                                          OWNED AND NATURE                      PERCENT OF SHARES
         NAME AND ADDRESS OF                                OF BENEFICIAL                        OF COMMON STOCK
          BENEFICIAL OWNER                                    OWNERSHIP                            OUTSTANDING
          ----------------                                    ---------                            -----------
DIRECTORS AND OFFICERS (1)


Steven C. Derr                                                 15,665                                  3.76%

Nancy K. Sylvester                                              1,218                                    *

James V. Twyning                                                1,093                                    *

Douglas M. Kratz                                               20,077                                  4.82

Richard E. Winkelman                                            6,387                                  1.53

Charles G. Popp                                                   100                                    *


All executive officers and directors
 as a group (10 persons)                                       51,804                                 12.44


First Federal Savings Bank of Belvidere
 Employee Stock Ownership Plan (2)                             30,767                                  7.39
121 East Locust Street
Belvidere, Illinois 61008

S.C. Investments, L.P. (3)                                     21,362                                  5.13
Webb and O'Neill, Inc.
50 N. Brockway, Suite 3-8
P.O. Box 1186
Palatine, Illinois 60078

National City Bank (4)                                         33,500                                  8.04
National City Center
1900 East 9th Street
Cleveland, Ohio 44114-3484


--------------------
*Less than 1%.

(1) Unless otherwise indicated, includes shares held directly by the individuals as well as by spouses, in trust and other indirect forms of ownership over which shares the individuals effectively exercise sole or shared voting and investment power. Includes 1,392 shares of Common Stock which outside directors of the Company have the right to acquire within 60 days of December 31, 1997 pursuant to the exercise of stock options granted under the Company's

         1993 Stock Option Plan for Outside Directors (the "Directors' Option Plan"). Includes 420 shares awarded, subject to restrictions pursuant to the Company's 1993 Recognition and Retention Plan for Outside Directors (the "Directors' Recognition Plan"). Includes 8,289 shares of Common Stock underlying options awarded to officers under the Company's 1993 Incentive Stock Option Plan (the "Incentive Stock Option Plan") since such options are exercisable within sixty days of December 31, 1997. Includes 2,127 shares awarded, subject to restrictions, pursuant to the Company's 1993 Recognition and Retention Plan for Employees (the "Employees' Recognition Plan").

(2) Under the First Federal Savings Bank of Belvidere Employee Stock Ownership Plan (the "ESOP"), shares allocated to participants' accounts are voted in accordance with the participants' directions. Unallocated shares held by the ESOP are voted by the ESOP Trustee in the manner calculated to most accurately reflect the instructions it has received from the participants regarding the allocated shares. As of December 31, 1997, 23,970 shares of Common Stock were allocated under the ESOP.

(3) The information is based upon Schedule 13G beneficial ownership report, dated February 13, 1998, filed by S.C. Investments, L.P.

(4) The information is based upon Schedule 13G beneficial ownership report, dated February 5, 1998, filed by National City Bank.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Financial Institutions Reform, Recovery and Enforcement Act of 1989 requires that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. In addition, loans made to a director or executive officer in excess of the greater of (a) $25,000 or 5% of the Bank's capital and surplus, or (b) $500,000 must be approved in advance by a majority of the disinterested members of the Board of Directors. All loans made by the Bank to officers, directors, and executive officers are made in the ordinary course of business on the same terms and conditions as the Bank would make to any other customer in the ordinary course of business and do not involve more than a normal risk of collectibility or present other unfavorable features. At December 31, 1997, loans to officers, directors and their affiliates aggregated 231,609.71.


ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

         (a) The following exhibits filed as a part of this Form 10-KSB are as follows:


           -  3.1     Certificate of Incorporation of First Financial
                         Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-1, as amended, No. 33-65110.)

           -  3.2     Bylaws of First Financial Bancorp, Inc.
                         (Incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form S-1, as amended, No. 33-65110.)

           -  4       Common Stock Certificate of First Financial Bancorp,
                         Inc. (Incorporated by reference to Exhibit 4 of the Registrant's Registration Statement on Form S-1, as amended, No. 33-65110.)

           -  10.1    Incentive Stock Option Plan (Incorporated by
                         reference to Exhibit 10.1 of the Registrant's Registration Statement on Form S-1, as amended, No. 33-65110.)

           -  10.2    Outside Directors Stock Option Plan (Incorporated
                         by reference to Exhibit 10.2 of the Registrant's Registration Statement on Form S-1, as amended, No. 33-65110.)

           -  10.3    Agreement with Steven C. Derr, President and Chief
                         Executive Officer (Incorporated by reference to Exhibit
                         10.3 of the Registrant's Annual Report on Form 10-KSB,
                          filed on March 29, 1996.)

           -  10.3(a) Severance Agreement with Steven C. Derr, President and Chief Executive Officer, entered into as of December 31, 1997.

           -  10.4    Recognition and Retention Plan and Trust for Employees
                         (Incorporated by reference to Exhibit 10.4 of the Registrant's Registration Statement on Form S-1, as amended, No. 33-65110.)

           -  10.5    Recognition and Retention Plan and Trust for Outside
                         Directors (Incorporated by reference to Exhibit 10.5 of the Registrant's Registration Statement on Form S-1, as amended, No. 33-65110.)

           -  10.6    Employee Severance Compensation Plan (Incorporated by
                         reference to Exhibit 10.6 of the Registrant's Registration Statement on Form S-1, as amended, No. 33-65110.)

           -  10.7    Employee Stock Ownership Plan (Incorporated by
                         reference to Exhibit 10.7 of the Registrant's Registration Statement on Form S-1, as amended, No. 33-65110.)

           -  10.8    Executive Salary Continuation Agreement with Steven C.
                         Derr, President and Chief Executive Officer.
                         (Incorporated by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-KSB, filed on March 29, 1996.)

           -  10.9    Supplemental Executive Agreement with Steven C. Derr,
                         President and Chief Executive Officer. (Incorporated by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-KSB, filed on March 29, 1996)

           -  21      Subsidiaries of the Registrant

           -  23      Consents of experts and counsel

           -  27      Financial Data Schedule

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




                                       FIRST FINANCIAL BANCORP, INC.



Date:  March  30, 1998                 By: /s/ Steven C. Derr
                                          -----------------------------------
                                          Steven C. Derr
                                          President and Chief Executive
                                            Officer

         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Steven C. Derr                 By: /s/ Keith D. Hill
   --------------------------------       -----------------------------------
   Steven C. Derr, President, Chief       Keith D. Hill, Treasurer
    Executive Officer and Director        (Principal Financial and Accounting
   (Principal Executive Officer)          Officer)

Date:  March 30, 1998                      Date:  March 30, 1998




By: /s/ Douglas M. Kratz               By: /s/ James V. Twyning
   --------------------------------       -----------------------------------
   Douglas M. Kratz, Director             James V. Twyning, Director

Date:  March 30, 1998                      Date:  March 30, 1998




By: /s/ Nancy Sylvester                By: /s/ Richard E. Winkelman
   --------------------------------       -----------------------------------
   Nancy Sylvester, Director and          Richard E. Winkelman, Director
    Chairman of the Board

Date:   March 30, 1998                    Date:  March 30, 1998

By: /s/ Charles G. Popp
   --------------------------------
   Charles G. Popp, Director


Date:  March 30, 1998