Form 10QSB
period 1998-03-31
FIRST FINANCIAL BANCORP INC
filed 1998-05-14
CIK 908489

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-QSB

(Mark One)
 /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended March 31, 1998

OR

 / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                 to


                   Commission File Number:  0-22394

                      FIRST FINANCIAL BANCORP, INC.
         (exact name of small business issuer as specified in its charter)

          Delaware                        36-3899034
-------------------------------   -------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification
Incorporation or Organization)     Number)


121 East Locust Street, Belvidere, Illinois         61008
-------------------------------------------       ----------
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

                    (1)  YES   /X/    NO   / /
                    (2)  YES   /X/    NO   / /

      As of April 30, 1998 the Registrant had 415,452 shares of common stock, $0.10 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format:
                         YES  / /     NO  /X/

                            INDEX

               PART I - FINANCIAL INFORMATION

                                                      Page
Item 1. Financial Statements - Unaudited              Number

     Consolidated Statement of Financial Condition
       as of March 31, 1998                             3

     Consolidated Statements of Income for the
       Three Months Ended March 31, 1998 and 1997       4

     Consolidated Statement of Stockholders' Equity
       for the Three Months Ended March 31, 1998        6

     Consolidated Statements of Cash Flows for the
       Three Months Ended March 31, 1998 and 1997       9

     Notes to Unaudited Consolidated Financial
       Statements                                      12

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations  14


Part II.  Other Information                            24







     FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
     ----------------------------------------------  March 31,  December
                      (Unaudited)                      1998     31, 1997
               (Dollars in thousands)
ASSETS                                               ---------  ---------
Cash on hand and non-interest-bearing deposits       $     750  $     629
Interest-earning deposits                                2,386      4,130
                                                     ---------  ---------
        Total cash and cash equivalents                  3,136      4,759

Securities available-for-sale, at fair value            17,519     14,507
Mortgage-backed securities available-for-sale,
        at fair value                                    2,008      1,625
First mortgage loans held for sale                       2,960      2,352
Mortgage-backed securities held-to-maturity,
        at amortized cost (fair value $602 and $835)       618        864
Certificates of deposit held to maturity                 1,000      2,099
Loans receivable, net of allowance for losses
           of $542 and $531                             50,077     52,120
Accrued interest receivable                                613        526
Premises and equipment                                   2,507      1,891
Federal Home Loan Bank Stock                               910        910
Other assets                                               769      1,029
                                                     ---------  ---------
        Total Assets                                 $  82,117  $  82,682
                                                     =========  =========
LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES
Deposit accounts                                     $  67,146  $  67,550
Advances from FHLB                                       6,350      6,700
Advance payments by borrowers for taxes and insurance      275        202
Other liabilities                                          628        599
                                                     ---------  ---------
        Total Liabilities                               74,399     75,051

STOCKHOLDER'S EQUITY
Common Stock - $0.10 par value, 1,500,000 shares
 authorized, 510,901 and 509,848 shares issued              51         51
Additional paid in capital                               3,893      3,864
Retained earnings, substantially restricted              5,269      5,199
Treasury stock, at cost, 95,449 and 94,449 shares       (1,525)    (1,505)
Common stock purchased by:
  Employee stock ownership plan                            (27)       (41)
  Management recognition and retention plans               (24)       (25)
  Accumulated other comprehensive income                    81         88
                                                     ---------  ---------
        Total stockholder's equity                       7,718      7,631
                                                     ---------  ---------
        Total liabilities and stockholder's equity   $  82,117  $  82,682
                                                     =========  =========


See accompanying notes to unaudited consolidated financial statements



     FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF INCOME
     ----------------------------------------------
                      (Unaudited)
                (Dollars in thousands)

                                     Three months ended March 31,
                                     ----------------------------
                                         1998            1997
                                     -------------   ------------
Interest income
   First mortgage loans              $         805   $      1,226
   Other loans                                 300            205
   Mortgage-backed securities                   36            152
   Securities                                  272             90
   Interest-earning deposits                    49              7
                                     -------------   ------------
     Total interest income                   1,462          1,680
                                     -------------   ------------
Interest expense
   Deposit accounts                            711            732
   FHLB advances                               118            283
                                     -------------   ------------
     Total interest expense                    829          1,015
                                     -------------   ------------
     Net interest income                       633            665

Provision for loss on loans                     24             33
                                     -------------   ------------
Net interest income after provision
    for loss on loans                          609            632
                                     -------------   ------------

Non-interest income
   Loan servicing fees and charges              34             50
   Service charges on deposit accounts          55             44
   Gain on sales of loans                       64              6
   Gain (loss) on sales of securities and
     mortgage-backed securities                 (2)            69
   Other                                        43             13
                                     -------------   ------------
     Total non-interest income                 194            182

Non-interest expense
   Compensation and benefits                   346            298
   Occupancy and equipment                      89             75
   Data processing                              19             42
   Loan origination and servicing               33             12
   Professional services                        44             27
   Advertising expenses                         27             29
   Other                                       141            108
                                     -------------   ------------
     Total non-interest expense                699            591
                                     -------------   ------------


See accompanying notes to unaudited consolidated financial statements



     FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF INCOME
     ----------------------------------------------
                      (Unaudited)
                      (Continued)

                                     Three months ended March 31,
                                     ---------------------------
                                         1998           1997
                                     -------------  ------------
     Income before income taxes      $         104  $        223

Income taxes                                    34            73
                                     -------------  ------------
     Net income                      $          70  $        150
                                     =============  ============

Basic earnings per share                     $0.17         $0.37
                                     =============  ============
Diluted earnings per share                   $0.17         $0.37
                                     =============  ============


See accompanying notes to unaudited consolidated financial statements



     FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
     ----------------------------------------------
      Three Months Ended March 31, 1998 (Unaudited)

                                       Additional
                               Common   Paid in   Retained
(Dollars in Thousands)         Stock    Capital   Earnings
                              --------  --------  --------
Balance December 31, 1997     $     51  $  3,864  $  5,199

Net income                           -         -        70
   Net change in unrealized
   gain on investment secur-
   ities available-for-sale,
   net of deferred income
   taxes of $4                       -         -         -

Comprehensive income                 -         -         -

Release of earned ESOP
shares, 1,695 shares                 -        29         -

Amortization of unearned
stock awards                         -         -         -

Purchase of treasury stock,
1,000 shares, at cost                -         -         -

                              --------  --------  --------
Balance March 31, 1998        $     51  $  3,893  $  5,269
                              ========  ========  ========


See accompanying notes to unaudited consolidated financial statements


     FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
     ----------------------------------------------
      Three Months Ended March 31, 1998 (Unaudited)
                    (Continued)

                                                  Unearned
                              Treasury  Unearned   Stock
(Dollars in Thousands)         Stock      ESOP     Awards
                              --------  --------  --------
Balance December 31, 1997     $ (1,505) $    (41) $    (25)

Net income                           -         -         -
   Net change in unrealized
   gain on investment secur-
   ities available-for-sale,
   net of deferred income
   taxes of $4                       -         -         -

Comprehensive income                 -         -         -

Release of earned ESOP
shares, 1,695 shares                 -        14         -

Amortization of unearned
stock awards                         -         -         1

Purchase of treasury stock,
1,000 shares, at cost              (20)        -         -

                              --------   -------  --------
Balance March 31, 1998        $ (1,525)  $   (27) $    (24)
                              ========   =======  ========


See accompanying notes to unaudited consolidated financial statements


     FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
     ----------------------------------------------
      Three Months Ended March 31, 1998 (Unaudited)
                    (Continued)

                            Accumulated
                               Other
                           Comprehensive
(Dollars in Thousands)         Income     Total
                              --------  --------
Balance December 31, 1997     $     88  $  7,631

Net income                           -        70
   Net change in unrealized
   gain on investment secur-
   ities available-for-sale,
   net of deferred income
   taxes of $4                      (7)       (7)
                                        --------
Comprehensive income                          63

Release of earned ESOP
shares, 1,695 shares                 -        43

Amortization of unearned
stock awards                         -         1

Purchase of treasury stock,
1,000 shares, at cost                -       (20)


                              --------  --------
Balance March 31, 1998        $     81  $  7,718
                              ========  ========


See notes to accompanying unaudited consolidated financial statements


     FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     ----------------------------------------------
                      (Unaudited)
                                     Three months ended March 31,
                                     ---------------------------
                                         1998           1997
                                     -------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                $    70       $   150
  Adjustments to reconcile net cash
   provided by (used in) operating
   activities:
    Amortization of:
      Premiums, discounts and deferred
       fees on loans, mortgage-backed
       and investment securities               (10)           15
      Net excess servicing fees and
       originated mortgage servicing
       rights                                   25             3
      Management recognition and
       retention plans                           1             -
      Employee stock ownership plan             43            33
    Provision for losses on loans               24            33
    (Gain)Loss on sale of:
      Loans                                    (64)           (6)
      Investment and mortgage-backed
      securities                                 2           (69)
    Depreciation of premises and
     equipment                                  38            34
    Originations of loans held for sale,
     net of origination fees and
     principal collected                    (8,906)         (438)
    Proceeds from sales of loans held
     for sale                                8,273           441
    Net cash flows due to other changes in:
      Accrued interest receivable              (87)          (31)
      Other assets                             279           143
      Other liabilities                         29            73
                                           -------       -------
     Net cash (used in) provided by
       operating activities                   (283)          381

CASH FLOWS FROM INVESTING ACTIVITIES
   Loan originations, net of principal
    collected on loans                       2,379         1,242
   Purchases of:
     Loan participations                      (311)            -
     Mortgage-backed securities available
      for sale                                (475)            -


See accompanying notes to unaudited consolidated financial statements


     FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
     ----------------------------------------------
                      (Unaudited)
                                     Three months ended March 31,
                                     ---------------------------
(Dollars in Thousands)                   1998           1997
                                     -------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES (continued)

   Purchases of:
     Securities available for sale          (6,258)         (502)
     Certificates of deposit held to
      maturity
   Proceeds from:                             (100)            -
     Sales of securities available for
      sale                                   1,000             -
     Maturities, calls and redemptions of
      securities available for sale          2,250           516
     Maturities of certificates of deposit
      held to maturity                       1,199             -
   Principal collected on mortgage-backed
    securities and collateralized mortgage
    obligations                                331           176
   Purchases of premises and equipment        (654)          (50)
                                           -------       -------
      Net cash (used in) provided by
       investing activities                   (639)        1,382

CASH FLOWS FROM FINANCING ACTIVITIES
   Net (decrease)increase in deposit
    accounts                                  (404)        1,955
   Net decrease in advances from the
    FHLB of Chicago                           (350)       (3,500)
   Repurchases of common stock                 (20)         (150)
   Net increase (decrease) in advance
    payments by borrowers for taxes
    and insurance                               73           185
                                           -------       -------
      Net cash used in
       financing activities                   (701)       (1,510)
                                           -------       -------
Net (decrease) increase in cash
 cash equivalents                           (1,623)          253
Cash and equivalents at beginning of period  4,759         1,652
                                           -------       -------
Cash and equivalents at end of period      $ 3,136       $ 1,905
                                           =======       =======


See Accompanying Notes to Unaudited Consolidated Financial
Statements


     FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
     ----------------------------------------------
                      (Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid (received) for:
     Interest                              $   813       $   928
     Income taxes                                -          (118)
   Noncash items
     Transfer of portfolio loans to REO          -           122
     Transfer of loans for sale to portfolio    46             -


See accompanying notes to unaudited consolidated financial statements

            FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
          Notes to Unaudited Consolidated Financial Statements
                         March 31, 1998 and 1997


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

The results of operations and other data for the interim periods are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 1998.

The unaudited consolidated financial statements consist of the statement of financial condition as of March 31, 1998, the statements of income for the three months ended March 31, 1998 and 1997, the statement of stockholders' equity for the three months ended March 31, 1998, and the statements of cash flows for the three months ended March 31, 1998 and 1997, which include the accounts of First Financial Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Federal Savings Bank (the "Bank") and the Bank's wholly-owned subsidiary, First Financial Services of Belvidere Illinois, Inc., for the three months ended March 31, 1998 and 1997. All material intercompany accounts and transactions have been eliminated in consolidation.


(2) Subsequent Event

First Financial Bancorp, Inc. entered into a merger agreement with Blackhawk Bancorp, Inc. of Beloit, Wisconsin on May 7, 1998. The merger is structured as a cash transaction with Blackhawk paying $30.00 per share for each First Financial share of common stock, subject to adjustment to $29.00 per share under certain circumstances. The completion of the transaction is subject to approval of First Financial shareholders and regulatory authorities, among other conditions.


(3) Earnings Per Share

A reconciliation of the numerators and denominators for earnings per common share computations for the quarters ended March 31 is presented below (dollars and shares in thousands).

<PAGE13>

                                                     1998        1997
                                                    ------      ------
Basic earnings per share
   Net income                                       $   70      $  150
                                                    ======      ======
   Weighted average common shares outstanding          408         400
                                                    ======      ======
     Basic earnings per share                         0.17        0.37
                                                    ======      ======
Earnings per share assuming dilution
   Net income available to common
    stockholders                                    $   70      $  150
                                                    ======      ======
   Weighted average common shares outstanding          408         400
   Add:  diluteive effect of assumed exercises:
     Incentive stock options                             6           5

   Weighted average common and dilutive                414         405
    potential shares outstanding                    ======      ======

     Diluted earnings per share                       0.17        0.37
                                                    ======      ======

(4) Commitments and Contingencies

Commitments to originate mortgage loans at March 31, 1998 were $0.6 million, all of which were fixed rate loans with rates of 6.875% to 7.625%. The Company had commitments to sell mortgage loans totaling $7.1 million at March 31, 1998, including $4.2 million in loans yet to be closed. As of March 31, 1998 remaining balances in loans sold under recourse agreements totaled $1.1 million while unused adjustable rate lines of credit and unused credit card lines totaled $3.7 and $1.8 million, respectively. Commitments to fund commercial, commercial real estate, and multifamily loan participations totaled $1.0 million.

The Bank has pledged certain mortgage-backed securities and U.S.
agency securities worth $6.4 million at March 31, 1998 as collateral for deposits in excess of federal deposit insurance limitations.

(5) New accounting standards

Effective for fiscal years beginning after December 15, 1997, a new accounting standard (SFAS 130), comprehensive income is now reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available-for-sale. Comprehensive income has been disclosed in the statement of stockholder's equity.

Effective for fiscal years beginning after December 15, 1997, a new accounting standard (SFAS 131), establishes standards for the way the public enterprises report information about operating segments in interim financial reports issued to shareholders. This standard will have no impact on the Company.

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

The following discussion reviews the Company's financial condition and results of operations and should be read in conjunction with the unaudited Consolidated Financial Statements included in this Form 10-QSB.


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


At March 31, 1998, the Bank was in compliance with the capital requirements, summarized as follows:

                    Regulatory
                       Capital
                   Requirement  Actual Capital   Excess Capital
                  %     Amount     %    Amount      %    Amount
                --------------  --------------   --------------
                            (Dollars in Thousands)
  Tangible (1)   1.50%  $1,236   8.83%  $7,269    7.33%  $6,033
      Core (1)   3.00    2,471   8.83    7,269    5.83    4,477
Risk-Based (2)
   Current       8.00    3,879  16.03    7,771    8.03    3,892


Total assets for regulatory purposes         $82,368
Total risk-weighted assets                    48,484

(1) Percentages represent percent of total assets for regulatory purposes.
(2)  Percentages represent percent of total risk weighted assets.


At March 31 , 1998, the difference between stockholder's equity in accordance with generally accepted accounting principles
(GAAP) and regulatory capital are summarized as follows:

                                        (In Thousands)

     GAAP capital                           $ 7,281

     Net unrealized gain on securities
          available-for-sale                    (12)
                                             ------
     Capital for regulatory purposes          7,269

     General loan loss allowances               512
     Originated mortgage servicing rights
          fair value                            (10)
                                             ------
     Risk-based capital                     $ 7,771
                                             ======


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

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of the balance of net deposits and short term borrowings. The required ratio is currently 4.0%. The Bank's liquidity ratio was 14.5% at March 31, 1998. The Bank's relatively high ratio as of March 31, 1998 is primarily the result of the net cash and short term securities acquired after the balance sheet restructuring undertaken in the second quarter of 1997.

The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending, and investing activities during any given period. At March 31, 1998, cash and cash equivalents totaled $3.1 million as compared to $4.8 million at December 31, 1997.

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows used in operating activities for the three months ended March 31, 1998, consisted primarily of origination of mortgage loans held for sale of $8.9 million offset by sales of such loans of $8.3 million. Cash flows provided by operating activities for the three months ended March 31, 1997 consisted primarily of sales of mortgage loans of $0.4 million offset by the origination of mortgage loans held for sale of $0.4 million.

Cash flows used in investing activities for the three months ended March 31, 1998 consisted primarily of purchases of loan participations, certificates of deposit, securities and mortgage-backed securities available for sale of $7.1 million offset by maturities, calls, and sales of investment securities of $4.4 million, net principal collections on portfolio loans of $2.4 million and principal repayments on mortgage-backed securities of $0.3 million. Also contributing to the funds usage in investing activities was the $0.7 million in fixed asset purchases primarily stemming from the completion of the Company's newest facility in Rockford, Illinois. Cash flows provided by investing activities for the three months ended March 31, 1997 consisted primarily of: i.) $1.2 million in principal collected on portfolio loans, net of originations; ii.) maturities, calls and redemptions of securities available for sale of $0.5 million and; iii.) principal collected on mortgage-backed securities of $0.2 million partially offset by the purchase of $0.5 million of securities available for sale.

Cash flows used in financing activities for the three months ended March 31, 1998 consisted of net repayments of borrowings from the FHLB Chicago of $0.4 million and a decrease in deposit accounts of $0.4 million partially offset by a net increase in advanced payments for taxes and insurance of $0.1 million. Deposit outflows represent the net activity between decreased certificate account balances and increased demand deposits and savings deposits. Cash flows used in financing activities for the three months ended March 31, 1997 consisted of net repayments on borrowings from the FHLB Chicago of $3.5 million, partially offset by $2.0 million in inflows to deposit accounts as the Company was more effectively able to compete in the local deposit market with reduced FDIC insurance premiums and a net increase in advanced payments for taxes and insurance of $0.2 million.

At March 31, 1998, the Bank had outstanding loan commitments of $0.6 million. The Bank anticipates that it will have the resources available to meet its current loan origination and purchase commitments. Certificates of deposit which are scheduled to mature in less than one year from March 31, 1998 totaled $19.8 million. Management believes that a significant portion of such deposits will remain with the Company.

Changes in Financial Condition

As of March 31, 1998, total assets of the Company were $82.1 million, a decrease of $0.6 million, or 0.7%, from December 31, 1997 assets of $82.7 million.

Cash and cash equivalents totaled $3.1 million at March 31, 1998, a decrease of $1.6 million, or 34.1% from December 31, 1997.

Securities held-to-maturity and available-for-sale totaled $17.5 million at March 31, 1998, an increase of $3.2 million, or 20.8% from December 31, 1997. The increase was the result of $2.0 million of leveraged transactions the Company entered into during the three months ended March 31, 1998. The Company achieved this leverage by funding securities purchases with FHLB advances. The remainder of the increase resulted from reinvestment of loan portfolio cash flows.

Mortgage-backed securities totaled $2.6 million at March 31, 1998, an increase of $0.1 million from the December 31, 1997 total of $2.5 million as purchases of $0.5 million more than offset principal payments.

Net loans receivable totaled $50.1 million at March 31, 1998 as compared to $52.1 million at December 31, 1997, a decrease of $2.0 million, or 3.9%. The quarter's favorable interest rate environment allowed mortgage borrowers a significant opportunity to refinance mortgage loans originated since early 1994. Much of the new origination volume during the three months ended March 31, 1998 was in the 15 to 30 year fixed rate mortgage product which the Company does not retain in portfolio. This resulted in the $1.0 million decrease in total mortgage loans. An equivalent decrease in non-mortgage loans was driven by repayments of short-term bridge loans on real estate.

Premises and equipment increased $0.6 million or 32.6% to $2.5 million at March 31, 1998 from $1.9 million at December 31, 1997. The increase was due to the investment in the Company's new branch facility in Rockford, Illinois, which opened for business March 23, 1998.

Deposit accounts totaled $67.1 million at March 31, 1998 as compared to $67.6 million at December 31, 1997, a decrease of $0.5 million, or 0.6%. In an effort to reduce funding costs, the Company was not as aggressive in the certificate of deposit market and focused on transaction, money market and savings deposits. The Company was successful in reducing its cost of funds on deposit liabilities 15 basis points to 4.29% for the three months ended March 31, 1998.

ASSET QUALITY

The following table sets forth information regarding loans delinquent more than 90 days, non-performing less than 90 days and real estate owned.

                                      At March At December
                                      31, 1998    31, 1997
                                      --------    --------
                                     (Dollars in Thousands)
     Loans delinquent 90 days or more
        Accruing:
           Total                       $    -       $    -

        Non-accruing:
           First mortgage loans
              1-4 family residential       90            7
              Other mortgage loans        147            -
           Other loans                     53           34
                                        -----        -----
           Total                          290           41

     Loans delinquent 89 days or less
           First mortgage loans
              1-4 family residential
                first mortgage loans      466          380
              Other mortgage loans          -          289
           Other loans                    135          115
                                        -----        -----
           Total                          601          784

                                        -----        -----
     Total non-performing loans         $ 891        $ 825
                                        =====        =====

     Total real estate owned, net of
        related allowances for losses       -            -

                                        -----        -----
     Total non-performing assets        $ 891        $ 825

     Total non-performing loans
        to net loans receivable (1)      1.68%        1.51%

     Total non-performing loans
        to total assets                  1.09         1.00

     Total non-performing loans and REO
        to total assets                  1.09         1.00

(1) Net loans receivable includes loans held for sale.


The consumer loan porfolio accounted for 59.1%, or $39,000, of the increase in non-performing loans as non-performing credit card and home equity lines of credit increased through the first quarter of 1998 as the portfolios continued to season. The remaining 40.9% of the increase in non-performing loans, or $27,000, came from the mortgage portfolio. These loans, constituting the majority of the non-performing loans, have a weighted average loan to value of 60.9%, and private mortgage insurance coverage on those loans exceeding an 80.0% loan to value thereby minimizing the Company's exposure to losses.

An allowance for loan losses is maintained at a level considered by management to be adequate to absorb future loan losses. Management of the Bank, in determining the provision for loan losses, considers the risks inherent in its portfolio and changes in the nature and volume of its loan activities, along with general economic conditions. The Bank maintains a loan review system which allows for a periodic review of its loan portfolio and the early identification of potential problem loans. Such system takes into consideration, among other things, delinquency status, size of loans, type of collateral and financial condition of the borrowers. During the second quarter of 1997 management implemented a loan classification system with moderately tighter standards than previously utilized. The delinquencies have been and are expected to remain relatively stable, and management believes that the provision balance at March 31, 1998 is both adequate to absorb any future losses if the real estate market experienced any weaknesses or if the local economy were to experience a recessionary period, and is representative of a conservative approach. Although the Bank maintains its allowance for losses on loans at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts or that the Bank will not be required to make additions to the allowance for losses on loans in the future. Future additions to the Bank's allowance for loan losses and any changes in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the economy, changes in real estate values and interest rates, and inflation.

The allowance for loan loss was $542,000 at March 31, 1998, which represented 61.0% of non-performing loans and non-performing assets. These ratios compare to 64.4% of non-performing loans and non-performing assets at December 31, 1997.

Loan impairment is reported when full payment under the loan term is not expected. Impairment is evaluated in total for smaller-balance loans of a similar nature such as the Company's consumer and credit card loans and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate, or the loan's market price or the fair value of the collateral, if the loan is collateral dependent. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when the internal grading system indicates a doubtful classification.

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED MARCH
31, 1998 AND 1997.

GENERAL

Net income for the three months ended March 31, 1998 was $70,000 compared to $150,000 for the three months ended March 31, 1997, a decrease of $80,000. Excluding after-tax securities gains of $46,000 during the 1997 period earnings decreased $34,000 from $104,000. The decrease was driven by an increase in non-interest expense of $108,000 and a decrease in the net interest margin of $32,000, partially offset by an increase in fee-based income of $25,000 and gains on sales of loans of $58,000.

NET INTEREST INCOME

The Company's net interest income before provision for loan losses was $633,000 for the quarter ended March 31, 1998 as compared to $665,000 for the quarter ended March 31, 1997, a decrease of $32,000, or 4.8%. The decrease in net interest income in the 1998 period was due to the decrease in interest-earning assets as a result the restructuring the Company's balance sheet during the second quarter of 1997. Interest income on interest-earning assets totaled $1,462,000 for the three months ended March 31, 1998 as compared to $1,680,000 for the same period in 1997, a decrease of $218,000 or 13.0%. Interest expense on interest-bearing liabilities totaled $829,000 for the three months ended March 31, 1998, as compared to $1,015,000 for the same period in 1997, a decrease of $186,000, or 18.4%. The Company's net interest margin increased 22 basis points to 3.04% for the three months ended March 31, 1998 from 2.82% for the three months ended March 31, 1997. Much of the increase in net interest margin was derived from a decrease in the cost of interest bearing liabilities of 18 basis points.

PROVISION FOR LOAN LOSSES

The Bank's provision for loan losses was $24,000 for the three months ended March 31, 1998 compared to $33,000 for the three months ended March 31, 1997. The provision for the 1998 period primarily resulted from current and projected growth in the loan portfolio as well as continued diversification. The provision for the 1998 period decreased due to the lower net portfolio growth assumptions as compared to the 1997 period.

NON-INTEREST INCOME

Non-interest income increased $12,000, or 6.6%, to $194,000 for the three months ended March 31, 1998 from $182,000 for the same
period in 1997.   Gains on sales of mortgage loans of $64,000
increased $58,000, or nearly eleven times the $6,000 total for
the same period in 1997.   Additionally, other non-interest income
increased $30,000 for the three months ended March 31, 1998, or 230.8%, over the 1997 total of $13,000. Much of this increase was the result of sales of investments products by the Bank's insurance and brokerage subsidiary. The increases in these fee categories were offset by the $71,000 decrease in gains on sales of securities. Fee income from loans and deposits netted a decrease of $5,000 for the three months ended March 31, 1998. Increased fee income on deposits resulting from transaction accounts was offset by declines in loan fees as refinancing activity during the quarter increased the levels of servicing rights amortization.

NON-INTEREST EXPENSE

Non-interest expense increased $108,000, or 18.3%, to $699,000 for the three months ended March 31, 1998 from $591,000 for the three months ended March 31, 1997. The increase was primarily the result of increases in compensation and benefits as staffing levels increased to support lending origination capacity and a new facility in Rockford. Other expenses increased $33,000 for the three months ended March 31, 1998 from $108,000 for the three months ended March 31, 1997 as postage and supplies increased with the opening of a new facility and the adoption of a new logo for the bank. Additionally FDIC insurance premiums increased as a rebate had been applied to the 1997 period which resulted in lower premiums for that three month period. Loan origination and servicing fees increased $21,000 to $33,000 for the three months ended March 31, 1998 as mortgage loan originations increased substantially resulting in increased commissions to loan originators. Smaller increases in occupancy and equipment, with a new facility, and professional services, were substantially offset by the decrease in data processing expenditures as a result of the November 1997 data processing conversion the Company undertook.

SECONDARY MORTGAGE MARKET LOAN ACTIVITY

Proceeds from the sales of first mortgage loans into the secondary mortgage market totaled $8.0 million and $0.4 million during the three months ended March 31, 1998 and 1997, respectively. The increase was due to the favorable interest rate environment during the 1998 period and the effects of loan originators that had joined the Company after March 31, 1997. Gains on sales of mortgage loans, net of a valuation allowance, for the three months ended March 31, 1998 also increased to $64,000 compared to $6,000 for the same period in 1997, an increase of nearly eleven-fold. The increase was volume driven.

INCOME TAXES

For the three months ended March 31, 1998 income tax expense decreased $39,000 to $34,000 for the three months ended March 31, 1998 from $73,000 for the three months ended March 31, 1997, as net income before income taxes decreased.

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

Item 5.   Other Information

     Not applicable

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          See attached Exhibits Index

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed for the quarter ended
          March 31, 1998.

              FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY

                            Signatures

      In accordance with the requirements of the Securities
Exchanges Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      First Financial Bancorp, Inc.
                              (Registrant)


Dated:  May 14, 1998  By: /s/  Steven C. Derr
                          -------------------
                          Steven C. Derr
                            President
                            Principal Executive Officer


Dated:  May 14, 1998  By: /s/  Keith D. Hill
                          -------------------
                          Keith D. Hill
                            Treasurer
                            Principal Financial Officer
                            Principal Accounting Officer

                      EXHIBIT INDEX

Number            Description

  27              Financial Data Schedule