Form 10QSB
period 1998-06-30
FIRST FINANCIAL BANCORP INC
filed 1998-08-14
CIK 908489

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-QSB

(Mark One)
 /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended June 30, 1998

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

      As of July 31, 1998 the Registrant had 415,452 shares issued and outstanding.

                            INDEX

               PART I - FINANCIAL INFORMATION

                                                      Page
Item 1. Financial Statements - Unaudited              Number

     Consolidated Statement of Financial Condition
       as of June 30, 1998 and December 31, 1997        3

     Consolidated Statements of Income for the
       Three and Six Months Ended June 30, 1998
       and 1997                                         4

     Consolidated Statement of Stockholders' Equity
       for the Six Months Ended June 30, 1998           6

     Consolidated Statements of Cash Flows for the
       Six Months Ended June 30, 1998 and 1997          9

     Notes to Unaudited Consolidated Financial
       Statements                                      12

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations  15


Part II.  Other Information                            27


FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
---------------------------------------------- June 30, December
                      (Unaudited)                1998   31, 1997
ASSETS                                        --------- --------
Cash on hand and non-interest-bearing deposits  $   326 $    629
Interest-earning deposits                         4,146    4,130
Federal funds sold                                4,054        -
                                              --------- --------
        Total cash and cash equivalents           8,526    4,759
Securities available-for-sale, at market value   14,896   14,507
Mortgage-backed securities available-for-sale,
        at market value                           4,681    1,625
First mortgage loans held for sale                1,217    2,352
Mortgage-backed securities held-to-maturity,
        at book value (fair market value $428)      440      864
Certificates of deposit held-to-maturity            200    2,099
Loans receivable, net of allowance for
        losses of $523                           45,651   52,120
Accrued interest receivable                         577      526
Premises and equipment                            2,732    1,891
Investment in stock of FHLB of Chicago, at cost     429      910
Other assets                                        637    1,029
                                               -------- --------
        Total Assets                           $ 79,986 $ 82,682
                                               ======== ========
LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES
Deposit accounts                               $ 69,317 $ 67,550
Borrowings from FHLB                              2,000    6,700
Advance payments by borrowers for taxes
        and insurance                               226      202
Other liabilities                                   673      599
                                               -------- --------
        Total Liabilities                        72,216   75,051
STOCKHOLDER'S EQUITY
Common Stock - $0.10 par value, 1,500,000 shares
 authorized, 510,901 shares issued and 415,452
 shares outstanding                                  51       51
Additional paid in capital                        3,917    3,864
Retained earnings, substantially restricted       5,273    5,199
Treasury stock, at cost, 95,449 shares           (1,525)  (1,505)
Common stock purchased by:
  Employee stock ownership plan                     (14)     (41)
  Management recognition and retention plans        (24)     (25)
Net unrealized loss on investment securities
 available for sale                                  92       88
                                               -------- --------
        Total stockholder's equity                7,770    7,631
                                               -------- --------
   Total liabilities and stockholder's equity  $ 79,986 $ 82,682
                                               ======== ========

See accompanying notes to unaudited consolidated financial statements


     FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF INCOME
     ----------------------------------------------
                      (Unaudited)
                                    Three months   Six months
                                    ended June 30, ended June 30,
                                    -------------- --------------
                                     1998    1997   1998   1997
                                    ------  ------ ------ ------
Interest income
   First mortgage loans             $  770  $1,180 $1,575 $2,406
   Other loans                         268     209    568    414
   Mortgage-backed securities           39     136     75    288
   Investment securities               255     109    527    199
   Interest-earning deposits            67      32    116     39
                                    ------  ------ ------ ------
     Total interest income           1,399   1,666  2,861  3,346
                                    ------  ------ ------ ------
Interest expense
   Deposit accounts                    709     754  1,420  1,486
   FHLB advances                        64     244    182    527
                                    ------  ------ ------ ------
     Total interest expense            773     998  1,602  2,013
                                    ------  ------ ------ ------
     Net interest income               626     668  1,259  1,333

Provision for loss on loans              -       -     24     33
                                    ------  ------ ------ ------
Net income after provision for loss
   on loans                            626     668  1,235  1,300
                                    ------  ------ ------ ------

Non-interest income
   Loan servicing fees and charges      40      66     74    116
   Service charge on deposit accounts   59      54    114     98
   Gain (loss) on sales of loans       105    (153)   169   (147)
   Loss on sales of securities
     and mortgage-backed securities      -    (240)    (2)  (171)
   Gain (loss) on sales/disposal
     of assets                          (5)      1     (5)     1
   Other                                21      14     64     27
                                    ------  ------ ------ ------
     Total non-interest income         220    (258)   414    (76)


See accompanying notes to unaudited consolidated financial statements


     FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF INCOME
     ----------------------------------------------
                      (Unaudited)
                      (Continued)

                                     Three months    Six months
                                    ended June 30,  ended June 30,
                                    -----------------------------
                                     1998    1997   1998   1997
                                    ------  ------ ------ ------
Non-interest expense
   Compensation and benefits           339     313    685    611
   Occupancy and equipment             106      70    195    145
   Data processing                      26     114     45    156
   Loan origination and servicing       51      15     84     27
   Professional services               146      22    190     49
   Advertising expenses                 30      23     57     51
   Other                               144     139    285    248
                                    ------  ------ ------ ------
     Total non-interest expense        842     696  1,541  1,287
                                    ------  ------ ------ ------

     Income before income taxes     $    4  $ (286)$  108 $  (63)


Income taxes                             -     (92)    34    (19)
                                    ------  ------ ------ ------
     Net income                     $    4  $ (194)    74    (44)
                                    ======  ====== ====== ======

Basic earnings per share            $ 0.01  $(0.48)$ 0.18 $(0.11)
                                    ======  ====== ====== ======
Diluted earnings per share          $ 0.01  $(0.48)$ 0.18 $(0.11)
                                    ======  ====== ====== ======


See accompanying notes to unaudited consolidated financial statements


     FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
     ----------------------------------------------
       Six Months Ended June 30, 1998 (Unaudited)

                                       Additional
                               Common   Paid in   Retained
(Dollars in Thousands)         Stock    Capital   Earnings
                              --------  --------  --------
Balance December 31, 1997     $     51  $  3,864  $  5,199

Net income                           -         -        74
Other Comprehensive income,
 net of tax:
   Net change in unrealized
   gain on investment secur
   ities available for sale,
   net of deferred income
   taxes of $2                       -         -         -
     Other comprehensive
      income                         -         -         -

Comprehensive income                 -         -         -

Release of earned ESOP
shares, 3,390 shares                 -        53         -

Amortization of unearned
stock awards                         -         -         -

Purchase of treasury stock,
1,000 shares, at cost                -         -         -

                              --------  --------  --------
Balance June 30, 1998         $     51  $  3,917  $  5,273
                              ========  ========  ========

See accompanying notes to unaudited consolidated financial statements


     FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
     ----------------------------------------------
       Six Months Ended June 30, 1998 (Unaudited)
                    (Continued)

                                                  Unearned
                              Treasury  Unearned   Stock
(Dollars in Thousands)         Stock      ESOP     Awards
                              --------  --------  --------
Balance December 31, 1997     $ (1,505) $    (41) $    (25)

Net income                           -         -         -
Other Comprehensive income,
 net of tax:
   Net change in unrealized
   gain on investment secur
   ities available for sale,
   net of deferred income
   taxes of $2                       -         -         -
     Other comprehensive
      income                         -         -         -

Comprehensive income                 -         -         -

Release of earned ESOP
shares, 3,390 shares                 -        27         -

Amortization of unearned
stock awards                         -         -         1

Purchase of treasury stock,
1,000 shares, at cost              (20)        -         -

                              --------   -------  --------
Balance June 30, 1998         $ (1,525)  $   (14) $    (24)
                              ========   =======  ========

See accompanying notes to unaudited consolidated financial statements


     FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
     ----------------------------------------------
        Six Months Ended June 30, 1998 (Unaudited)
                    (Continued)

                            Accumulated
                               Other
                           Comprehensive
(Dollars in Thousands)         Income     Total
                              --------  --------
Balance December 31, 1997     $     88  $  7,631

Net income                           -        74
Other Comprehensive income,
 net of tax:
   Net change in unrealized
   gain on investment secur-
   ities available for sale,
   net of deferred income
   taxes of $2                       4         4
     Other comprehensive                 -------
      income                                   4
                                         -------
Comprehensive income                          78

Release of earned ESOP
shares, 3,390 shares                 -        80

Amortization of unearned
stock awards                         -         1

Purchase of treasury stock,
1,000 shares, at cost                -       (20)

                              --------  --------
Balance June 30, 1998         $     92  $  7,770
                              ========  ========


See notes to accompanying unaudited consolidated financial statements


     FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     ----------------------------------------------
                      (Unaudited)
                                     Six months ended June 30,
                                     ---------------------------
                                         1998           1997
                                     -------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                $    74       $   (44)
  Adjustments to reconcile net cash
   provided by (used in) operating
   activities:
    Amortization of:
      Premiums, discounts and deferred
       fees on loans, mortgage-backed
       and investment securities                 5            21
      Net excess servicing fees and
       originated mortgage servicing
       rights                                   53             -
      Management recognition and
       retention plans                           1             -
      Employee stock ownership plan             80            60
    Provision for losses on loans and
     foreclosed real estate                     24            33
    (Gain)Loss on sale of:
      Loans                                   (169)          147
      Investment and mortgage-backed
      securities                                 2           171
      Other                                      5            (1)
    Depreciation of premises and
     equipment                                  90            68
    Originations of loans held for sale,
     net of origination fees and
     principal collected                   (17,779)       (2,009)
    Proceeds from sales of loans held
     for sale                               18,910         1,086
    Net cash flows due to other changes in:
      Accrued interest receivable              (51)            4
      Other assets                             431            99
      Other liabilities                         71           130
                                           -------       -------
     Net cash provided by (used in)
       operating activities                  1,747          (235)

CASH FLOWS FROM INVESTING ACTIVITIES
   Loan originations, net of principal
    collected on loans                       7,241         1,065
   Purchases of:
     Loan participations                      (712)         (564)
     Mortgage-backed securities available
      for sale                              (3,430)            -


See accompanying notes to unaudited consolidated financial statements


     FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
     ----------------------------------------------
                      (Unaudited)
                                      Six months ended June 30,
                                     ---------------------------
(Dollars in Thousands)                   1998           1997
                                     -------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES (continued)
   Purchases of:
     Securities available for sale          (7,268)      (12,183)
     Certificates of deposit
      held to maturity                        (100)       (3,098)
   Proceeds from:
     Sales of:
      Loans                                      -        19,685
      Mortgage-backed securities available
       for sale                                  -         6,954
      Securities available for sale          1,000           166
      FHLB Stock                               481           238
      REO                                        -           122
     Maturities, calls and redemptions of:
      Certificates of deposit held to
       maturity                              1,999             -
      Securities available for sale          5,900         1,100
   Principal collected on mortgage-backed
    securities and collateralized mortgage
    obligations                                774           428
   Purchases of premises and equipment        (936)         (132)
                                           -------       -------
      Net cash provided by
       investing activities                  4,949        13,781

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposit accounts          1,767         2,691
   Net decrease in advances from the
    FHLB of Chicago                         (4,700)      (12,750)
   Repurchases of common stock                 (20)         (155)
   Net increase (decrease) in advance
    payments by borrowers for taxes
    and insurance                               24           (34)
                                           -------       -------
      Net cash used in
       financing activities                 (2,929)      (10,248)
                                           -------       -------
Net increase in cash and
 cash equivalents                            3,767         3,298
Cash and equivalents at beginning of period  4,759         1,652
                                           -------       -------
Cash and equivalents at end of period      $ 8,526       $ 4,950
                                           =======       =======

See accompanying notes to unaudited consolidated financial statements


     FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
     ----------------------------------------------
                      (Unaudited)
                                      Six months ended June 30,
                                     ---------------------------
(Dollars in Thousands)                   1998           1997
                                     -------------   -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid (received) for:
     Interest                              $ 1,560       $ 1,952
     Income taxes                                -          (129)
   Noncash items
     Transfer of portfolio loans to REO          -           122
     Transfer of loans for sale to portfolio    81             -


See accompanying notes to unaudited consolidated financial statements

            FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY
          Notes to Unaudited Consolidated Financial Statements
                         June 30, 1998 and 1997


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

The unaudited consolidated financial statements consist of the statements of financial condition as of June 30, 1998 and 1997, the statements of income for the three and six months ended June 30, 1998 and 1997, the statement of stockholders' equity for the six months ended June 30, 1998, and the statements of cash flows for the six months ended June 30, 1998 and 1997, which include the accounts of First Financial Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Federal Savings Bank (the "Bank") and the Bank's wholly-owned subsidiary, First Financial Services of Belvidere Illinois, Inc., for the three and six months ended June 30, 1998 and 1997. All material intercompany accounts and transactions have been eliminated in consolidation.


(2) Earnings Per Share

Basic earnings per share information for the three and six months ended June 30, 1998 and 1997 is based on the weighted average number of common shares outstanding during the respective periods of 408,766 and 401,863 for the three month periods and 408,213 and 400,970 for the six month periods. The Bank's ESOP held 3,393 unallocated shares as of June 30, 1998, and the Recognition and Retention Plans held 3,043 unallocated shares. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options and the effect of unearned stock awards.


(3) Commitments and Contingencies

Commitments to originate mortgage loans at June 30, 1998 were $1.3 million, of which, $1.2 were fixed rate loans with rates of 7.00% to 12.00%. The Company had commitments to sell mortgage loans totaling $2.2 million at June 30, 1998. As of June 30, 1998, remaining balances in loans sold under recourse agreements totaled $1.0 million while unused adjustable rate lines of credit and unused credit card lines totaled $2.9 and $1.6 million, respectively. Commitments to fund commercial, commercial real estate, and multifamily loan participations totaled $0.7 million.

The Bank has pledged certain mortgage-backed securities and U.S.
agency securities worth $8.3 million at June 30, 1998 as collateral for deposits in excess of federal deposit insurance limitations.


(4) New accounting standards

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


Effective for fiscal years beginning after June 15, 1999, a new accounting standard, Statement of Financial Accounting Standards No. 133. "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") must be adopted. This statement establishes accounting and reporting standards for derivative financial instruments and for hedging activities. Upon adoption of the statement, all derivatives must be recognized at fair value as either assets or liabilities in the statement of financial position. Changes in the fair value of derivatives not designated as hedging instruments are to be recognized currently in earnings. Gains or losses on derivatives designated as hedging instruments are either to be recognized currently in earnings or are to be recognized as a component of other comprehensive income, depending on the intended use of the derivatives and the resulting designations. Upon adoption, retroactive application of this statement to financial statements of prior periods is not permitted. The Company anticipates this standard will have no impact on its consolidated financial position and results of operations.

(5)  Pending acquisition

On May 7, 1998 the Company signed a definitive agreement of merger that provides for the acquisition of the Registrant and its wholly-owned banking subsidiary, by Blackhawk Bancorp, Inc ("Blackhawk"), Beloit, Wisconsin. Under the terms of the definitive agreement, Blackhawk will acquire all of the outstanding shares of the Registrant through an exchange for cash pursuant to a merger.

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


At June 30, 1998, the Bank was in compliance with the capital requirements, summarized as follows:

                    Regulatory
                       Capital
                   Requirement  Actual Capital   Excess Capital
                  %     Amount     %    Amount      %    Amount
                --------------  --------------   --------------
                            (Dollars in Thousands)

  Tangible (1)   1.50%  $1,202   9.24%  $7,402    7.74%  $6,200
      Core (1)   3.00    2,404   9.24    7,402    6.24    4,998
Risk-Based (2)   8.00    3,606  17.49    7,883    9.49    4,277


Total assets for regulatory purposes    $80,142
Total risk-weighted assets               45,075


(1) Percentages represent percent of total assets for regulatory purposes.
(2)  Percentages represent percent of total risk weighted assets.


At June 30, 1998, the difference between stockholders' equity in accordance with generally accepted accounting principles
(GAAP) and regulatory capital are summarized as follows:

                                        (In Thousands)

     GAAP capital                           $ 7,426

     Net unrealized gain on securities
          available-for-sale                    (24)
                                             ------
     Capital for regulatory purposes          7,402

     General loan loss allowances               490
     Originated mortgage servicing rights
          fair value                             (9)
                                             ------
     Risk-based capital                     $ 7,883
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

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of the balance of net deposits and short term borrowings. The required ratio is currently 4.0%. The Bank's liquidity ratio was 18.0% at June 30, 1998. The Bank's relatively high ratio as of June 30, 1998 is primarily the result of the shorter maturity ladder the Company has developed in its investment portfolio and the net cash and cash equivalents as a result of the cash flows from prepayments on loans and mortgage-related securities.

The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending, and investing activities during any given period. At June 30, 1998, cash and cash equivalents totaled $8.5 million as compared to $4.8 million at December 31, 1997.

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating activities for the six months ended June 30, 1998, consisted sales of mortgage loans held for sale of $18.9 million offset by originations of such loans of $17.8 million. Cash flows used in operating activities for the six months ended June 30, 1997 consisted primarily of originations of mortgage loans held for sale of $2.0 million offset by sales on of such loans of $1.1 million.

Cash flows provided by investing activities for the six months ended June 30, 1998 consisted primarily of principal collected on loans receivable net of originations of $7.2 million, as well as maturities of securities available for sale and certificates of deposit of $5.9 million and $2.0 million respectively and proceeds from the sale of securities available-for-sale and FHLB stock totaling $1.5 million. These cash inflows were partially offset by purchases of securities and mortgage-backed securities available for sale totaling $10.7 million and purchases of loan participations of $0.7 million and premises and equipment of $0.9 million as the Company completed and opened its newest facility in Rockford, Illinois on March 23, 1998. Cash flows provided by investing activities for the six months ended June 30, 1997 consisted primarily of sales of fixed rate mortgage loans of $19.7 million and principal collected on portfolio loans in excess of originations, of $1.1 million, the sale of mortgage-backed securities available for sale of $7.0 million, maturities of securities available for sale of $1.1 million and principal repayments on mortgage-backed securities of $0.4 million. Offsetting such sources of funds were the purchases of securities available for sale and certificates of deposit of $12.2 million and $3.1 million respectively as well as the purchases of loan participations of $0.6 million.

Cash used in financing activities for the six months ended
June 30, 1998 consisted of net repayments of borrowings from the FHLB Chicago of $4.7 million offset by an increase in deposit accounts of $1.8 million. Deposits increased as a result of the opening of the new facility in Rockford. That facility gathered $3.9 million from its opening in late March to June 30, 1998. Certificate of deposit balances decreased in the Company's other facilities which partially offset the opening of the Rockford facility the increased balances in other deposit products in the Belvidere facilities. Cash flows used in financing activities for the six months ended June 30, 1997 consisted of net repayments on FHLB advances of $12.8 million, including prepayments of $7.5 million of fixed rate fixed term advances, offset by a net increase in deposit accounts of $2.7 million.

At June 30, 1998, the Bank had outstanding loan commitments of $1.3 million. The Bank anticipates that it will have the resources available to meet its current loan origination and purchase commitments. Certificates of deposit which are scheduled to mature in less than one year from June 30, 1998 totaled $21.1 million. Management believes that a significant portion of such deposits will remain with the Company.

Changes in Financial Condition

As of June 30, 1998, total assets of the Company were $80.0 million, a decrease of $2.7 million, or 3.3%, from December 31, 1997 assets of $82.7 million.

Cash and cash equivalents totaled $8.5 million at June 30, 1998, an increase of $3.8 million, or 79.2% from December 31, 1997.

Securities available for sale totaled $14.9 million at June 30, 1998, an increase of $0.4 million, or 2.7% from December 31, 1997.

Mortgage-backed securities held to maturity and available for sale totaled $5.1 million at June 30, 1998, an increase of $2.6 million, or 105.7%, from the December 31, 1997 total of $2.5 million as purchases of $3.4 million more than offset principal payments totaling $0.8 million.

Certificates of deposit held-to-maturity decreased $1.9 million for the six months ended June 30, 1998 to $0.2 million from the December 31, 1997 total of $2.1 million as maturities were reinvested in alternative investments.

Net loans receivable totaled $45.7 million at June 30, 1998 as compared to $52.1 million at December 31, 1997, a decrease of $6.4 million, or 12.4%. The favorable interest rate environment that existed much of the year allowed mortgage borrowers a significant opportunity to refinance mortgage loans originated since early 1994. With much of the Company's new origination volume during the six months ended June 30, 1998 in the 15 to 30 year fixed rate mortgage product, not generally retained in the Company's portfolio, the Company experienced a $4.5 million decrease in portfolio 1-4 family first mortgage loans. In addition, a $1.2 million dollar decrease in home equity and home improvement loans occurred as borrowers consolidated debts upon refinance.

Premises and equipment increased $0.8 million or 44.5% to $2.7 million at June 30, 1998 from $1.9 million at December 31, 1997. The increase was due to the Company's new branch facility in Rockford, Illinois, which opened for business March 23, 1998.

Deposit accounts totaled $69.3 million at June 30, 1998 as compared to $67.6 million at December 31, 1997, an increase of $1.7 million, or 2.6%. With the opening of the Company's newest facility in Rockford, Illinois, deposits in the amount of $3.9 million were attracted through promotional products and the Company's core Free Checking offer. In an effort to reduce funding costs, the Company was not as aggressive in other markets with certificates of deposit and focused on transaction, money market and savings deposits. The Company was successful in reducing its cost of funds on deposit liabilities 17 basis points to 4.27% for the six months ended June 30, 1998 from the same period during 1997.

ASSET QUALITY


The following table sets forth information regarding loans
delinquent more than 90 days, non-performing less than 90 days and real estate owned.
                                      At June   At December
                                      30, 1998    31, 1997
                                      --------    --------
                                     (Dollars in Thousands)

     Loans delinquent 90 days or more
        Accruing:
           Total                       $    -       $    -

        Non-accruing:
           First mortgage loans
              1-4 family residential       10            7
              Other mortgage loans          -            -
           Other loans                    122           34
                                        -----        -----
           Total                          132           41

     Loans delinquent 89 days or less
           First mortgage loans
              1-4 family residential
                first mortgage loans      479          380
              Other mortgage loans          -          289
           Other loans                     65          115

                                        -----        -----
           Total                          544          784

                                        -----        -----
     Total non-performing loans         $ 676        $ 825
                                        =====        =====

     Total real estate owned, net of
        related allowances for losses       -            -

                                        -----        -----
     Total non-performing assets        $ 676        $ 825

     Total non-performing loans
        to net loans receivable  1       1.44%        1.51%

     Total non-performing loans
        to total assets                  0.85         1.00

     Total non-performing loans and REO
        to total assets                  0.85         1.00


1)  Net loans receivable includes loans held for sale.

An allowance for loan losses is maintained at a level considered by management to be adequate to absorb future loan losses. Management of the Bank, in determining the provision for loan losses, considers the risks inherent in its portfolio and changes in the nature and volume of its loan activities, along with general economic conditions. The Bank maintains a loan review system which allows for a periodic review of its loan portfolio and the early identification of potential problem loans. Such system takes into consideration, among other things, delinquency status, size of loans, type of collateral and financial condition of the borrowers. During the second quarter of 1997 management implemented a loan classification system with moderately tighter standards than previously utilized. The delinquencies have been and are expected to remain relatively stable, and management believes that the provision balance at June 30, 1998 is both adequate to absorb any future losses if the real estate market experienced any weaknesses or if the local economy were to experience a recessionary period, and is representative of a conservative approach. Although the Bank maintains its allowance for losses on loans at a level which it considers to be adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts or that the Bank will not be required to make additions to the allowance for losses on loans in the future. Future additions to the Bank's allowance for loan losses and any changes in the related ratio of the allowance for loan losses to non-performing loans are dependent upon the economy, changes in real estate values and interest rates, and inflation.

The allowance for loan loss was $523,000 at June 30, 1998, which represented 77.4% of non-performing loans and non-performing assets. These ratios compare to 64.4% of non-performing loans and non-performing assets at December 31, 1997.

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


RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED JUNE
30, 1998 AND 1997.

GENERAL

Net income for the three months ended June 30, 1998 was $4,000 compared to a net loss of $194,000 for the three months ended June 30, 1997, an increase of $198,000. Excluding after-tax merger related expenses of $74,000 during the 1998 period and charges related to restructuring the Company's balance sheet and data system conversion charges of $334,000 during the same period in 1997 earnings decreased $62,000, to $78,000 for the three months ended June 30, 1998 from $140,000 for the three months ended June 30, 1998. The $62,000 decrease was driven by an increase in non-interest expense of $143,000 (excluding merger related expenses of $112,000 in the 1998 period and system conversion and balance sheet restructuring charges of $109,000 in the 1997 period) and a decrease in the net interest margin of $42,000, partially offset by an increase in non-interest income of $81,000 (excluding losses of $397,000 related to the balance sheet restructuring in the 1997 period).

NET INTEREST INCOME

The Company's net interest income before provision for loan losses was $626,000 for the quarter ended June 30, 1998 as compared to $668,000 for the quarter ended June 30, 1997, a decrease of $42,000, or 6.3%. The decrease in net interest income in the 1998 period was due to the decrease in interest-earning assets as a result of restructuring the Company's balance sheet late in the second quarter of 1997. Interest income on interest-earning assets totaled $1,399,000 for the three months ended June 30, 1998 as compared to $1,666,000 for the same period in 1997, a decrease of $267,000 or 16.0%. Interest expense on interest-bearing liabilities totaled $773,000 for the three months ended June 30, 1998, as compared to $998,000 for the same period in 1997, a decrease of $225,000 or 22.5%.
The Company's net interest margin increased 22 basis points to 3.11% for the three months ended June 30, 1998 from 2.89% for the three months ended June 30, 1997.

PROVISION FOR LOAN LOSSES

The Company did not record provisions for loan losses during the three months ended June 30, 1998 and 1997. Prepayments on loans during the 1998 period and sales of loans during the 1997 period combined with improved delinquency rates during through the quarters reduced the need for additional loan loss provisions.

NON-INTEREST INCOME

Non-interest income increased $478,000, to $220,000 for
the three months ended June 30, 1998 from a loss of $258,000 for
the same period in 1997.   Excluding losses related to
restructuring the Company's balance sheet during the second quarter 1997, the increase was $81,000. Gains on sales of mortgage loans of $105,000 increased $258,000 over the 1997 total for the same period which included losses of $157,000 related to the sale of long term fixed rate mortgage loans. Additionally, losses of $240,000 were incurred in the 1997 period related to sales of mortgage-backed securities in conjunction with the
balance sheet restructuring.   Fee income on loans, deposits and
investment products decreased slightly to $120,000 for the three months ended June 30, 1998 from $134,000 for the three months ended June 30, 1997. Much of this decrease was the result of accelerated amortization of mortgage servicing rights as serviced loans prepayments accelerated in during 1998 due to favorable interest rates.

NON-INTEREST EXPENSE

Non-interest expense increased $146,000, or 21.0%, to $842,000 for the three months ended June 30, 1998 from $696,000 for the three months ended June 30, 1997. Exclusive of merger related charges of $112,000 in the 1998 period and data processing conversion and balance sheet restructuring charges during the 1997 period of $109,000 the increase was $143,000. The increase was the result of increases in: i.)occupancy and equipment, $36,000, as the Company's new facility in Rockford opened; ii.) loan origination and servicing expenses, $36,000, as the volume of origination activity increased substantially from quarter to quarter; iii.) compensation and benefits, $26,000, as staffing levels increased with the new facility in Rockford; iv.) and other expenses, $28,000, as telecommunication, ATM deployment, postage and supply expenses increased.

SECONDARY MORTGAGE MARKET LOAN ACTIVITY

Proceeds from the sales of first mortgage loans into the secondary mortgage market, excluding the $20.0 million sold in the restructuring during 1997, totaled $10.9 million and $0.6 million during the three months ended June 31, 1998 and 1997, respectively. The increase was due to the favorable interest rate environment during the 1998 period and the effects of loan originators that had joined the Company during the second quarter of 1997. Gains on sales of mortgage loans, net of a valuation allowance, for the three months ended June 30, 1998 also increased to $105,000 compared to $4,000 (excluding the $157,000 loss associated with the restructuring sale) for the same period in 1997. The increase was volume driven.


INCOME TAXES

For the three months ended June 30, 1998 income tax expense increased $92,000 to $0 for the three months ended June 30, 1998 from a benefit of $92,000 for the three months ended June
30, 1997, as net income before income taxes increased.



RESULTS OF OPERATIONS - COMPARISON OF SIX MONTHS ENDED JUNE 30,
1998 AND 1997.

GENERAL

Net income for the six months ended June 30, 1998 was $74,000 compared to a net loss of $44,000 for the six months ended June 30, 1997, an increase of $118,000. Excluding after-tax merger related expenses, of $74,000 during the 1998 period and charges related to restructuring the Company's balance sheet and data system conversion charges of $334,000 during the same period in 1997 earnings decreased $142,000, to $148,000 from $290,000 for the six months ended June 30, 1997. The $142,000 decrease was driven by an increase in non-interest expense of $251,000 (excluding merger related expenses of $112,000 during the 1998 period, and data system conversion and balance sheet restructuring expenses of $109,000 during the 1997 period) and a decrease in the net interest margin of $74,000, partially offset by an increase in non-interest income of $93,000 (excluding balance sheet restructuring expenses of $397,000 in the 1997 period).

NET INTEREST INCOME

The Company's net interest income before provision for loan losses was $1,259,000 for the six months ended June 30, 1998 as compared to $1,333,000 for the six months ended June 30, 1997, a decrease of $74,000, or 5.6%. The decrease in net interest income in the 1998 period was due to the decrease in interest-earning assets as a result of restructuring the Company's balance sheet late in the second quarter of 1997. Interest income on interest-earning assets totaled $2,861,000 for the six months ended June 30, 1998 as compared to $3,346,000 for the same period in 1997, a decrease of $485,000 or 14.5%. Interest expense on interest-bearing liabilities totaled $1,602,000 for the six months ended June 30, 1998, as compared to $2,013,000 for the same period in 1998, a decrease of $411,000 or 20.4%. The Company's net interest margin increased 19 basis points to 3.08% for the six months ended June 30, 1998 from 2.89% for the six months ended June 30, 1997.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the six months ended June 30, 1998 was $24,000 as compared to $33,000 for the six months ended June 30, 1997. The 1998 amount relates to provisions taken during the first quarter based on anticipated growth in the loan portfolio for the year. The 1997 provision similarly was the result of first quarter provisions based upon projected portfolio growth which was offset by the sale $20.0 million in long term fixed rate fixed term mortgages.

NON-INTEREST INCOME

Non-interest income increased $490,000, to $414,000 for
the six months ended June 30, 1998 from a loss of $76,000 for the
same period in 1997.   Excluding losses related to restructuring
the Company's balance sheet during the second quarter 1997, the increase was $93,000. Gains on sales of mortgage loans of $169,000 increased $316,000 over the 1997 total for the same period which included losses of $157,000 related to the sale of previously portfolio long term fixed rate mortgage loans. Losses on sales of investment and mortgage-backed securities decreased $169,000 to a loss of $2,000 for the six months ended June 30, 1998 from a loss of $171,000 for the same period in 1997. Losses of $240,000 were incurred in the 1997 period related to sales of mortgage-backed securities in conjunction with the balance sheet
restructuring.   Fee income on deposits increased $16,000 to
$114,000 for the six months ended June 30, 1998 from $98,000 for the 1997 period. Other non-interest income also increased as the Company's insurance and securities subsidiary increased sales over 1997. Loan servicing fees decreased $42,000 to $74,000 for the six months ended June 30, 1998 from $116,000 for the six months ended June 30, 1997 due to accelerated amortization of mortgage servicing rights during 1998.

NON-INTEREST EXPENSE

Non-interest expense increased $254,000, or 19.7%, to $1,541,000 for the six months ended June 30, 1998 from $1,287,000 for the six months ended June 30, 1997. Exclusive of merger related charges of $112,000 in the 1998 period and data processing conversion and balance sheet restructuring charges during the 1997 period of $109,000 the increase was $251,000. The increase was the result of increases in: i.)compensation and benefits of $74,000, as staffing levels increased with the new facility in Rockford and support staff added for the lending function; ii.) loan origination and servicing expenses of $57,000, as the volume of origination activity increased substantially for the six months ended June 30, 1998 from the six months ended June 30, 1997; iii.) occupancy and equipment, $50,000 of as the new facility in Rockford opened; iv.) and other expenses of $62,000, as telecommunication, ATM deployment, postage and supply expenses increased.

SECONDARY MORTGAGE MARKET LOAN ACTIVITY

Proceeds from the sales of first mortgage loans into the secondary mortgage market, excluding the $20.0 million sold in the restructuring during 1997, totaled $18.9 million and $1.0 million during the six months ended June 30, 1998 and 1997, respectively. The increase was due to the favorable interest rate environment during the 1998 period and the effects of loan originators that had joined the Company during the second quarter of 1997. Gains on sales of mortgage loans, net of a valuation allowance, for the six months ended June 30, 1998 also increased to $169,000 compared to $10,000 (excluding the $157,000 loss associated with the restructuring sale) for the same period in 1997. The increase was volume driven.


INCOME TAXES

For the six months ended June 30, 1998 income tax expense increased $53,000 to $34,000 for the six months ended June 30, 1998 from a benefit of $19,000 for the six months ended June 30, 1997, as net income before income taxes increased.

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

Item 5.   Other Information

     Not applicable

Item 6.   Exhibits and Reports on Form 8-K

     During the quarter ended June 30, 1998, the Registrant file one Form 8-K. On May 7, 1998 the Company signed a definitive agreement of merger that provides for the acquisition of the Registrant and its wholly-owned banking subsidiary, by Blackhawk Bancorp, Inc ("Blackhawk"), Beloit, Wisconsin. Under the terms of the definitive agreement, Blackhawk will acquire all of the outstanding shares of the Registrant through an exchange for cash pursuant to a merger.

FIRST FINANCIAL BANCORP, INC. AND SUBSIDIARY

Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchanges Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      First Financial Bancorp, Inc.
                              (Registrant)


Dated:  August 14, 1998  By: /s/ Steven C. Derr
                             --------------------
                             Steven C. Derr
                               President
                               Principal Executive Officer

Dated:  August 14, 1998  By: /s/ Keith D. Hill
                             --------------------
                             Keith D. Hill
                               Treasurer
                               Principal Financial Officer
                               Principal Accounting Officer

                         EXHIBIT INDEX

Number                Description

  27                  Financial Data Schedule